Form 10-K405
period 1998-12-31
VIRGINIA CAPITAL BANCSHARES INC
filed 1999-03-31
CIK 1069669

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-K


                  Annual Report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                         Commission File No.:  0-25031


                       VIRGINIA CAPITAL BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

          VIRGINIA                                      54-1913168
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               400 George Street, Fredericksburg, Virginia 22404
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (540) 899-5500 Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock par value $0.01 per share
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---
         The aggregate market value of the voting stock held by non-affiliates of the registrant was $144,251,500, based upon the last sales price of $12.875 as quoted on the Nasdaq National Market for March 1, 1999. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

         The number of shares outstanding of the registrant's Common Stock as of March 1, 1999 was 11,404,800.

                                     INDEX

                                    Part I
                                                                           Page

Item 1.   Business.......................................................   3
Item 2.   Properties.....................................................  29
Item 3.   Legal Proceedings..............................................  30
Item 4.   Submission of Matters to a Vote of Securities Holders..........  30

                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................  30
Item 6.   Selected Financial Data........................................  31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  33
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk......  46
Item 8.   Financial Statements and Supplementary Data....................  47
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..........................................  47

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.............  47
Item 11.  Executive Compensation.........................................  48
Item 12.  Security Ownership of Certain Beneficial Owners and Management.  53
Item 13.  Certain Relationships and Related Transactions.................  54

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.......................................................  55

Signatures...............................................................  56

                                    PART I

Item 1. BUSINESS OF THE COMPANY

General

     Virginia Capital Bancshares, Inc. (the "Company"), was formed on September 4, 1998 as the holding company for Fredericksburg Savings Bank (the "Bank") in connection with the conversion of the Bank from mutual to stock form of ownership on December 23, 1998. The Company is headquartered in Fredericksburg, Virginia and its principal business currently consists of the operations of the Bank. The Company, as a savings and loan holding company, and the Bank are subject to the regulation of the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is listed on the Nasdaq Stock Market under the symbol "VCAP". The Company does not transact any material business other than through its subsidiary, the Bank.

     The Bank is a community oriented savings bank whose principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. In recent years, the Bank has originated primarily fixed-rate one- to four-family loans with terms of 15 to 30 years. To a lesser extent, the Bank invests in non-residential real estate loans, including loans to local churches, construction and development loans, land and land development loans, and consumer loans. The Bank operates through its four full service banking offices located in the City of Fredericksburg and Stafford and Spotsylvania Counties, Virginia. The Bank originates loans for investment. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investments, which generally include short-term U.S. Treasury bonds and U.S. Government Agency obligations, short-term, highly rated corporate debt securities and municipal bonds and from loan fee income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investments.

Market Area and Competition

     The Bank is headquartered in Fredericksburg, Virginia and has been, and intends to continue to be, a community oriented financial institution. The Bank's primary market area is comprised of the City of Fredericksburg and Spotsylvania, Stafford and King George Counties, Virginia, which are serviced through the Bank's main office and three other full service banking offices.
The Bank's main office is located in Fredericksburg, two branch offices are located in Spotsylvania County and one is in Stafford County. Based on the most recent information available, the Bank had approximately one-third of the total bank and thrift deposits in its market area.

     The Bank's primary market area consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy. Service jobs represent the largest type of employment in the Bank's primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector. Fredericksburg and surrounding communities are located between Richmond, Virginia and Washington, D.C. and are easily accessible from Interstate 95, a major Interstate running north to south along the Eastern seaboard. The easy accessability to the Fredericksburg area and its close proximity to these large cities has resulted in the Fredericksburg area being among one of the fastest growing areas in the country in recent years. Businesses that have moved to the area in recent years and invested substantial capital into their new locations include Capital One Financial Corp., Intuit, Inc., Dongsung America, Inc., Mapei Corporation, Vulcan Materials Company, SEI Birchwood, Inc. and Greenhost, Inc. In addition, GEICO insurance has significantly expanded its presence in the area and currently employs over 2,000 people at its Stafford County location. Management believes that its market area continues to show economic growth with stable to moderately increasing real estate values. Management hopes to capitalize on this high growth to expand its market share.

     The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. In addition, the Bank has recently faced significant competition for first mortgage loans on new home construction from builders who have been offering financing for purchasers of new homes in the builders' development projects. Its most direct competition for deposits has historically come from savings, cooperative and commercial banks and credit unions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions which have a competitive advantage as they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1998, gross loans totalled $431.3 million, of which $365.3 million, or 84.71% were one- to four-family, residential mortgage loans and home equity loans. At such date, the remainder of the loan portfolio consisted of: $33.1 million of non-residential loans, including church loans totalling $12.1 million, or 7.68% of total loans; $19.3 million of construction and development loans, including unadvanced loan amounts, or 4.47% of total loans; $1.2 million of land and land development loans or .27% of total loans; $3.3 million of multi-family loans, or
 .77% of total loans; and $9.1 million of consumer loans, or 2.10% of total loans.

     The types of loans that the Bank may originate are subject to federal laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB") and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                       At December 31,
                              -------------------------------------------------------------------------------------------------
                                   1998               1997                1996               1995                     1994
                              -----------------  -----------------  -----------------  ------------------    ------------------
                                       Percent            Percent            Percent             Percent                Percent
                              Amount   of Total  Amount   of Total  Amount   of Total  Amount    of Total    Amount     of Total
                              -------  --------  ------   --------  ------   --------  ------    --------    ------     -------
                                                                     (Dollars in thousands)
Mortgage loans:

  Residential:

    One- to four-family (1).. $365,296   84.71%  $358,561   83.19%  $345,799   80.94%  $329,589     79.69%   $312,933    79.09%

    Multi-family.............    3,335    0.77      3,455    0.80      3,453    0.81      2,340      0.57       4,407     1.11

 Non-residential real
  estate(2)..................   33,117    7.68     40,951    9.50     44,528   10.42     44,520     10.77      39,950    10.10

  Land and land development..    1,175    0.27      3,091    0.72      4,136    0.97      6,398      1.55       4,375     1.12

  Construction and
   development...............   19,295    4.47     16,046    3.72     21,285    4.98     23,545      5.69      27,259     6.89
                              -------- -------   -------- -------   -------- -------   --------  --------    --------   ------
      Total mortgage loans...  422,218   97.90    422,104   97.93    419,201   98.12    406,392     98.27     388,924    98.31
                              -------- -------   -------- -------   -------- -------   --------  --------    --------   ------
  Consumer and other loans...    9,065    2.10      8,913    2.07      8,046    1.88      7,159      1.73       6,601     1.69
                              -------- -------   -------- -------   -------- -------   --------  --------    --------   ------
Total loans..................  431,283  100.00%   431,017  100.00%   427,247  100.00%   413,551    100.00%    395,525   100.00%
                                       =======            =======            =======             ========               ======

Less:

  Participating interests....    2,958              4,217              5,450              6,543                 8,126

  Undisbursed loan funds.....    7,206              4,978              8,064              8,132                 7,829

  Unearned discounts and
   deferred loan fees........    3,644              3,312              3,045              2,855                 2,764

  Allowance for loan losses..    5,684              5,478              5,543              5,480                 5,537
                              --------           --------           --------           --------              --------
  Loans receivable, net...... $411,791           $413,032           $405,145           $390,541              $371,269
                              ========           ========           ========           ========              ========

----------------------
(1) Includes home equity lines of credit.
(2) Includes 35 loans to local churches totalling $12.1 million at December 31, 1998.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1998. The table does not include the effect of future principal prepayments.



                                                                            At December 31, 1998
                                       ---------------------------------------------------------------------------------------------
                                       One- to                                       Construction   Land and
                                        Four-        Multi-           Non-               and           Land                  Total
                                       Family        Family         Residential      Development    Development    Consumer  Loans
                                       --------      -------        -----------      ------------   -----------    --------  ------
                                                                               (In thousands)
Amounts due:
  One year or less.........           $  2,802     $     --           $   --          $    19,295(1)   $    6       $2,106  $ 24,209
  After one year:
   More than one year to
    three years............              2,528           --                87                  --          16        2,916     5,547
   More than three years
    to five years..........              6,592           --               173                  --         128        3,239    10,132
   More than five years to
    ten years..............             54,353          771             7,044                  --         329          660    63,157
   More than ten years to
    twenty years...........            147,911          962            20,109                  --         628          144   169,754
   More than twenty years..            151,110        1,602             5,704                  --          68           --   158,484
                                      --------     --------           --------        -----------      -------      ------  --------
      Total amount due.....           $365,296       $3,335           $33,117         $    19,295      $1,175       $9,065  $431,283
                                      ========     ========           =======         ===========      ======       ======  ========

Less:
  Participating interests.................................................................................................     2,958

  Undisbursed loan funds..................................................................................................     7,206

  Unearned discounts and
   deferred loan fees.....................................................................................................     3,644

 Allowance for loan losses................................................................................................     5,684
                                                                                                                             -------

Loans, net................................................................................................................   411,791
                                                                                                                            ========

-------------------------
(1) Includes construction and development loans which will convert to one- to four-family mortgage loans upon the completion of the construction.


     The following tables set forth at December 31, 1998, the dollar amount of loans contractually due after December 31, 1999 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                     Due After December 31, 1999
                                                                 ------------------------------------
                                                                 Fixed      Adjustable         Total
                                                                -------     ----------        -------
                                                                          (In thousands)

Real estate loans:

  One- to four-family....................................       274,013       88,482          362,495

  Multi-family...........................................         1,882        1,453            3,335

  Non-residential........................................        20,189       12,928           33,117

  Construction and development...........................            --           --               --

  Land and land development..............................           698          471            1,169
                                                                -------     --------          -------
  Total real estate loans................................       296,782      103,334          400,116

Consumer and other loans.................................         5,600        1,358            6,958
                                                                -------      -------          -------
Total loans..............................................       302,382      104,692          407,074
                                                                =======      =======          =======

     Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its four offices. In-market loan originations are generated by the Bank's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Bank's present customers, walk-in customers and referrals from real estate agents, brokers and builders. Loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures and are generally underwritten in accordance with Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting standards. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. In recent years, the Bank has originated primarily fixed-rate loans as a result of low customer demand for adjustable-rate loans given the prevailing low interest rate environment.

     Generally, all loans originated by the Bank are held for investment, although currently the Bank is exploring opportunities to sell fixed-rate loans originated by the Bank through the secondary market. The Bank generally does not originate mortgage loans insured by the FHA and VA.

     During the years ended December 31, 1998, 1997 and 1996, the Bank originated $117.9 million, $85.1 million and $55.7 million of one- to four-family mortgage loans, respectively, all of which were retained by the Bank. On January 1, 1996, the Bank adopted Statement of Financial Accounting Standards
(SFAS) No. 122, as amended by SFAS No. 125, which provides for the recognition of servicing rights as assets by the Bank. For the years ended December 31, 1998 and 1997, the presentation of the servicing assets was not material to the Bank's financial position and were not recognized in the financial statements.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                                For the Year Ended December 31,
                                                                                -------------------------------
                                                                                  1998          1997       1996
                                                                                ---------    ---------   --------

Mortgage loans (gross):
  Beginning balance.......................................................      $  422,104   $ 419,201   $406,392
  Mortgage loans originated:
    One- to four-family...................................................         117,959      85,099     55,724
    Multi-family..........................................................              --          --      1,440
    Non-residential real estate...........................................             491       1,763      2,384
    Construction and development..........................................          18,424      19,333     21,772
    Land and land development.............................................              --          --        503
                                                                                ----------   ----------  ---------
      Total mortgage loans originated.....................................         136,874     106,195     81,823
    Transfer of mortgage loans to foreclosed real estate..................            (727)       (937)    (4,815)
    Principal repayments..................................................        (136,033)   (102,355)   (64,199)
                                                                                ----------   ----------  ---------
    Ending balance........................................................       $ 422,218   $ 422,104   $419,201
                                                                                ==========   ==========  =========

Consumer and other loans (gross):
  Beginning balance.......................................................       $   8,913   $   8,046   $  7,159
    Consumer and other loans originated...................................           6,809       6,323      6,130
    Principal repayments..................................................          (6,657)     (5,456)    (5,243)
                                                                                ----------   ---------   --------
    Ending balance........................................................       $   9,065   $   8,913   $   8,04
                                                                                ==========   =========   ========

     One-to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one- to four-family residences. Most of the residences securing these loans are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, and through referrals from members of the Bank's local communities. At December 31, 1998, the Bank's one- to four-family mortgage loans totalled $365.3 million, or 84.71%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 75.76% were fixed-rate mortgage loans and 24.24% were ARM loans.

      The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. The Bank retains all of the fixed-rate residential loans that it originates. The Bank is considering selling fixed-rate loans originated by the Bank, but to date has not established a policy for such sales. The Bank did not purchase any mortgage loans during 1998.

     The Bank currently offers one-year residential ARM loans with an interest rate that adjusts annually based on the change in the relevant United States Treasury index. The Bank also offers loans that bear fixed rates of interest for specified periods of time and, thereafter, adjust on an annual basis. These loans provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Bank also offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of December 31, 1998, the Bank had not experienced higher default rates on these loans relative to its other loans.

     All one- to four-family mortgage loans are underwritten according to the Bank's policies and guidelines. Generally, the Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

     Included in the Bank's one- to-four family loan portfolio are home equity loans. The Bank originates home equity loans that are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Bank uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans either float at a stated margin over the prime rate or have fixed interest rates. As of December 31, 1998, the Bank had $2.7 million, or .64% of the Bank's total loan portfolio outstanding, in home equity loans.

     Non-Residential and Multi-Family Lending. The Bank originates non-residential real estate loans that are generally secured by properties used for business purposes such as office buildings, schools, nursing homes, retail stores and churches located in the Bank's primary market area. The Bank lends to local churches to fund construction of or renovations to church facilities. Such loans are generally fixed-rate loans with a maximum loan to value ratio of 80%. The Bank currently has 35 church loans totalling $12.1 million in the aggregate. All such loans are performing in accordance with their terms. Multi-family loans are generally secured by 5 or more unit apartment buildings located in the Bank's primary market area. The Bank's multi-family and non-residential real estate underwriting policies provide that such real estate loans may be made in amounts up to 75% of the appraised value of the property, subject to the Bank's current internal loan-to-one-borrower limit, which at December 31, 1998 was $2.5 million.

     Non-residential real estate loans and multi-family loans generally have adjustable rates and terms to maturity that do not exceed 25 years. The Bank's current lending guidelines generally require that the property securing commercial real estate loans and multi-family loans generate net cash flows of at least 125% of debt service after the payment of all operating expenses, excluding depreciation, and the loan-to-value ratio not to exceed 75% on loans secured by such properties. As a result of a decline in the value of some properties in the Bank's primary market area and due to economic conditions, the current loan-to-value ratio of some non-residential real estate loans and multi-family loans in the Bank's portfolio may exceed the initial loan-to-value ratio and the current debt service ratio may exceed the initial debt service ratio. Adjustable-rate non-residential real estate loans and multi-family loans provide for interest at a margin over a designated index, often a designated prime rate, with periodic adjustments, generally at frequencies of up to five years. In underwriting non-residential real estate loans and multi-family loans, the Bank analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Bank generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing non-residential real estate loans and multi-family loans originated by the Bank are performed by independent appraisers approved by the Board of Directors.

     Non-residential real estate loans and multi-family loans generally present a higher level of credit risk than loans secured by one- to four-family residences. This greater credit risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multi-family properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced. The Bank seeks to minimize these risks through its underwriting standards.

     Construction and Development and Land and Land Development Lending. The Bank originates construction loans for the development of residential and commercial property. Construction loans are offered primarily to experienced local developers operating in the Bank's market area. The majority of the Bank's construction loans are originated to finance the construction by developers of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts up to 75% of the appraised value of the property on multi-family and commercial real estate construction and 80% on one- to four-family residential construction. Land loans are made in amounts up to 60% of the appraised value of the land securing the loan. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's inspecting officers warrant.

     Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimated value proves to be inaccurate, the Bank may be confronted with a property, when completed, having a value which is insufficient to assure full repayment. The Bank seeks to minimize this risk through its underwriting standards.

     Consumer and Other Lending. Consumer loans at December 31, 1998 amounted to $9.1 million, or 2.10%, of the Bank's total loans and consisted primarily of automobile loans (new and used) and loans secured by savings accounts. Such loans are generally originated in the Bank's primary market area and generally are secured by deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans. Historically, the Bank has not advertised its consumer loans and has made these loans only to existing customers.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater credit risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1998, the Bank had 19 consumer loans 90 days or more delinquent, whose balances totalled $91,000.

     Loan Approval Procedures and Authority. The Board of Directors of the Bank establishes the lending policies of the Bank. Such policies provide that the Bank's President, Executive Vice President and Senior Lending Officer may approve consumer loans up to $50,000. The Loan Committee approves all residential loans up to $500,000. The Board approves loans of $500,000 and above. All loans are submitted to the full Board of Directors for ratification on a monthly basis.

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 60 days or more and all REO. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank usually attempts to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 60 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned and is sold by the Bank as soon as possible.

     Federal regulations and the Bank's Asset Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a regular basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 1998, the Bank had $7.1 million, or 1.23% of total assets, designated as Substandard. At such date, no assets were classified as Doubtful or Loss (in accordance with OTS regulations). As of December 31, 1998, the Bank had a total of $1.2 million, or 0.21% of total assets, classified loans designated as Special Mention. At December 31, 1998, all of the Bank's classified and Special Mention assets totalled $8.3 million, representing 1.92% of loans.

  The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.


                                             At December 31, 1998                                  At December 31, 1997
                                --------------------------------------------------------------------------------------------------
                                      60-89 Days                90 Days or More         60-89 Days or More      90 Days or More
                                -------------------------     --------------------     --------------------   --------------------

                                                Principal                Principal                Principal              Principal
                                 Number          Balance       Number     Balance       Number     Balance     Number     Balance
                                of Loans        of Loans      of Loans   of Loans      of Loans   of Loans    of Loans   of Loans
                                --------        ---------     --------   ---------     --------   ---------   --------   ---------
                                                                         (Dollars in thousands)

Mortgage loans:
  One- to four-family......         16           $1,206         21        $1,342         13       $ 841         31       $1,596
  Multi-family.............         --               --         --            --         --          --         --           --
  Non-residential real               1              200         --            --         --          --          1          488
   estate..................
  Construction and                  --               --          1            44         --          --          3          604
   development.............
  Land and land development         --               --         --            --         --          --          1            1
                                  ----           ------       ----        ------   --------       -----       ----       ------
    Total mortgage loans...         17            1,406         22         1,386         13         841         36        2,689
Consumer and other loans...          9               66         19            91         15          87         33          111
                                  ----           ------       ----        ------   --------       -----       ----       ------
Total loans................         26           $1,472         41        $1,477         28       $ 928         69       $2,800
                                  ====           ======       =====       ======   ========       =====       ====       ======
Delinquent loans to total
 loans.....................       0.39%            0.34%      0.61%         0.34%      0.41%       0.22%      1.01%        0.65%
                                  ====           ======       ====        ======   ========       =====       ====       ======


                                                                               At December 31, 1996
                                                                --------------------------------------------------
                                                                    60-89 Days                  90 Days or More
                                                                -------------------------- -----------------------

                                                                                Principal                Principal
                                                                 Number          Balance       Number     Balance
                                                                of Loans         of Loan      of Loans    of Loan
                                                                --------        ---------     --------   ---------
                                                                                (Dollars in thousands)

Mortgage loans:
  One- to four-family.......................................       17            $1,578         74        $3,827
  Multi-family..............................................       --                --          2           389
  Non-residential real                                              2               516          3           710
   estate...................................................
  Construction and                                                 --                --          4           839
   development..............................................
  Land and land development.................................        1               301          1            37
                                                                 ----            ------       ----        ------
    Total mortgage loans....................................       20             2,395         84         5,802
 Consumer and other loans...................................       13               111         32           343
                                                                 ----            ------       ----        ------
Total loans.................................................       33            $2,506        116        $6,145
                                                                 ====            ======       ====        ======
Delinquent loans to total
 loans......................................................     0.49%             0.59%      1.71%         1.44%
                                                                 ====            ======       ====        ======


     Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. At December 31, 1998, the Bank had $1.2 million of REO net of a valuation allowance. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge-off all accrued interest. The Bank does, however, continue accruing interest on loans 90 days or more past due that are in the process of being renewed or extended. Management of the Bank believes that all loans on nonaccrual status are well secured and has provided, when necessary, for allocated reserves to bring specific loans to their net realizable value. Each nonaccruing loan at December 31, 1998 is in process of collection. For the years ended December 31, 1998, 1997 and 1996, no interest income was recorded on non-accrual loans. For the years ended December 31, 1998, 1997 and 1996, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $111,000, $193,000 and $438,000, respectively. In 1993, the Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118. There were $8.0 million that met the definition of impaired loans, per SFAS 114 at December 31, 1998. This compares to $9.8 million and $11.9 million for December 31, 1997 and 1996, respectively.


                                                              At December 31,
                                               ---------------------------------------------
                                                1998     1997      1996     1995      1994
                                               ------   ------   -------   ------   --------
Non-accrual loans(1):
   Mortgage loans:
     One- to four-family.....................  $3,227   $3,282   $ 5,366   $3,959     $ 5,211
     Non-residential real estate.............   1,026    1,163     1,920    1,389       3,634
     Construction and development............      --       --       774      529          84
     Land and development....................     349      493       558      653       1,332
   Consumer and other loans..................     118      136       135      269         284
                                               ------   ------   -------   ------   ---------
     Total non-accrual loans.................   4,720    5,074     8,753    6,799      10,545
 Loans 90 days or more past due and accruing:
      Construction and development...........     202       --        65       --          --
                                               ------   ------   -------   ------   ---------
      Land and land development..............      --      482       138       --          --
        Total accruing loans 90 days
          or more past due..................      202      482       203       --          --
                                               ------   ------   -------   ------   ---------
      Total non-performing loans.............   4,922    5,556     8,956    6,799      10,545
 Total foreclosed real estate................   1,177    1,959     1,611    2,135       1,082
                                               ------   ------   -------   ------   ---------
 Total non-performing assets.................  $6,099   $7,515   $10,567   $8,934     $11,627
                                               ======   ======   =======   ======   =========
 Restructured loans..........................  $2,756   $3,660   $ 2,546   $3,768     $ 2,239
                                               ======   ======   =======   ======   =========
 Non-performing loans to
  total loans...............................     1.14%    1.29%     2.10%    1.64%       2.67%
                                               ======   ======   =======   ======     =======
 Non-performing assets
  to total assets...........................     1.06%    1.59%     2.25%    1.91%       2.58%
                                               ======   ======   =======   ======     =======

----------------------------
(1) Loans are presented before allowance for loan losses.

     Restructured loans totalled $2.8 million at December 31, 1998. Restructured loans include loans that were modified while delinquent. Although the original amount due under these loans has not been modified from the terms of the loans when originated, certain adjustments were made to these loans to help the borrower make payments while the loans were delinquent and to enable the Bank to avoid foreclosure proceedings. All outstanding restructured loans are single-family loans with balances of less than $196,000 per loan. Three restructured loans are currently not performing in accordance with their terms. There can be no assurance that the remaining loans will continue to be performing loans or that the Bank will not experience losses on such loans in the future.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1998, the Bank's allowance for loan losses was 1.38% of net loans as compared to 1.33% as of December 31, 1997. The Bank had non-performing loans of $4.9 million and $5.6 million at December 31, 1998 and 1997, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.


                                                       At or For the Year Ended December 31,
                                             ----------------------------------------------------
                                                1998      1997       1996       1995       1994
                                             --------   --------   --------   --------   --------

Balance at beginning of period.............  $ 5,478    $5,543     $5,480     $5,537       $5,355
Provision for loan losses..................      461       375        325        412        1,010
Charge-offs:
  Mortgage loans:
    One- to four-family....................     (185)     (260)      (244)       (17)        (197)
    Non-residential real estate............       --        --         --         --         (619)
    Construction and development...........       (5)     (148)        --       (469)          --
  Consumer loans...........................      (70)      (32)       (19)        (3)         (12)
                                             -------    ------     ------     ------       ------
      Total charge-offs....................     (260)     (440)      (263)      (489)        (828)
Recoveries.................................        5        --          1         20           --
                                             -------    ------     ------     ------       ------
Balance at end of period...................  $ 5,684    $5,478     $5,543     $5,480       $5,537
                                             =======    ======     ======     ======       ======
Ratio of net charge-offs during the
  period to average net loans outstanding
  during the period........................     0.06%     0.11%      0.07%      0.13%        0.22%
                                             =======    ======     ======     ======       ======

Ratio of allowance for loan losses to
  net loans receivable at the end of
  the period...............................     1.38%     1.33%      1.37%      1.40%        1.49%
                                             =======    ======     ======     ======       ======
Ratio of allowance for loan losses to
  non-performing loans at the end of
  the period...............................   115.48%    98.60%     61.89%     80.60%       52.50%
                                             =======    ======     ======     ======       ======


     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loans losses and the percent of loans to total loans in each of the categories listed at the dates indicated.





                                                                   At December 31,
                             ----------------------------------------------------------------------------------------
                                      1998                            1997                          1996
                             ---------------------------   ---------------------------   ----------------------------
                                                Percent                       Percent                        Percent
                                     Percent    of Loans           Percent    of Loans           Percent     of Loans
                                       of       in Each              of       in Each              of        in Each
                                     Allowance  Category           Allowance  Category           Allowance   Category
                                     to Total   to Total           to Total   to Total           to Total    to Total
                             Amount  Allowance   Loans     Amount  Allowance   Loans     Amount  Allowance   Loans
                             ------  ---------  --------   ------  ---------  --------   ------  ---------   --------
                                                                 (Dollars in thousands)


One-to four-family.........  $2,130    37.47%    84.71%   $1,862     33.99%     83.19%  $1,860     33.58%      80.94%

Multi-family...............      33     0.58      0.77        35      0.63       0.80      289      5.17        0.81

Non-residential real estate     710    12.49      7.68       762     13.90       9.50      982     17.71       10.42

Construction and
 development...............     174     3.06      4.47        80      1.46       3.72      116      2.09        4.98

Land and land development..     204     3.59      0.27       225      4.11       0.72      251      4.54        0.97

Consumer and other loans...     243     4.28      2.10       252      4.61       2.07      229      4.12        1.88

Unallocated general
 allowance.................   2,190    38.53        --     2,262     41.30         --    1,816     32.79          --
                             ------   ------    ------    ------    ------     ------   ------    ------      ------

    Total allowance........  $5,684   100.00%   100.00%   $5,478    100.00%    100.00%  $5,543    100.00%     100.00%
                             =======  ======    ======    ======    ======     ======   ======    ======      ======






                                                    At December 31,
                             ------------------------------------------------------------
                                      1995                            1994
                             ---------------------------   ---------------------------
                                                Percent                       Percent
                                     Percent    of Loans           Percent    of Loans
                                       of       in Each              of       in Each
                                     Allowance  Category           Allowance  Category
                                     to Total   to Total           to Total   to Total
                             Amount  Allowance   Loans     Amount  Allowance   Loans
                             ------  ---------  --------   ------  ---------  --------
                                                (Dollars in thousands)


One-to four-family(1)......  $2,047     37.35%     79.69%  $1,738     31.40%     79.09%
Multi-family...............     276      5.04       0.57      895     16.17       1.11
Non-residential real estate     639     11.65      10.77    1,061     19.15      10.10
Construction and
 development...............     194      3.55       5.69      148      2.68       6.89
Land and land development..     141      2.57       1.55      166      3.00       1.12
Consumer and other loans...     208      3.79       1.73      203      3.66       1.69
Unallocated general
 reserves..................   1,975     36.05         --    1,326     23.94         --
                             ------    ------     ------   ------    ------     ------

  Total allowance..........  $5,480    100.00%    100.00%  $5,537    100.00%    100.00%
                             ======    ======     ======   ======    ======     ======

----------------------
(1)   Includes home equity lines of credit.

     Real Estate Owned. At December 31, 1998 and 1997, the Bank had $1.2 million and $2.0 million of REO, respectively. At December 31, 1998, REO consisted of 17 one- to four-family properties, and two parcels of land. When the Bank acquires property through foreclosure or by deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties. The Bank seeks to sell its REO properties to the tenants of those properties and encourages tenants to take advantage of this opportunity by selling the properties at a favorable market value and with favorable loan terms, including 100% financing. Management believes this type of lending enhances the Bank's Community Reinvestment Act ("CRA") performance.

Investment Activities

     The Bank is authorized to invest in various types of liquid assets, including United States Treasury obligations with terms of five years or less, U.S. Agency obligations, including mortgage-backed securities with terms of five years or less, municipal bonds with terms of five years or less rated by a highly regarded rating service, such as Standard & Poors, as AA or better and certain certificates of deposit of insured banks and savings institutions, corporate obligations up to a maximum of 5% of the Bank's total assets that have terms of five years or less and are rated by a highly regarded rating service, such as Standard & Poors, as AA or better. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that the Bank is otherwise authorized to make directly. At December 31, 1998, all corporate obligations and state and local municipal obligations owned by the Bank were in accordance with the types of investments the Bank is authorized to invest in.
In addition, at December 31, 1998, the Bank owned approximately $3.2 million of equity securities at fair value. These securities are held by the Bank for the non-qualified deferred compensation plan established by the Bank. At December 31, 1998, the equity securities consisted primarily of investment in equities traded on national exchanges.

     Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill the Bank's asset/liability management policies. To date, the Bank's investment strategy has been directed toward high-quality assets (primarily U.S. Treasury obligations, federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. At December 31, 1998, the weighted average term to maturity for investment securities available-for-sale and mortgage-backed and related securities held-to-maturity was 1.87 years and 9.64 years, respectively.

     At December 31, 1998 the Bank had dual indexed consolidated bonds with a fair value of $2.0 million, which was $500,000 below the Bank's amortized cost. These instruments were purchased in 1993 and do not comply with the Bank's current investment policy. The Bank does not intend to invest in this type of instrument in the future and, based upon market conditions, intends to evaluate opportunities to divest itself of these instruments.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold debt securities to maturity, they are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the FHLB of Atlanta, the Bank is required to hold FHLB of Atlanta stock which is carried at cost since there is no readily available market value. Historically, the Bank has not held any securities considered to be trading securities.

     The following table sets forth certain information regarding the carrying value and fair value of the Bank's securities at the dates indicated.

                                                             At December 31,
                                    ------------------------------------------------------------------
                                           1998                    1997                    1996
                                   -------------------    -------------------    --------------------
                                   Carrying     Fair       Carrying     Fair      Carrying      Fair
                                     Value      Value        Value      Value       Value       Value
                                   ---------  --------    ---------  --------     ---------  --------
                                                                 (In thousands)

Investment securities,
  available-for-sale

U.S. Treasury and agency
  obligations....................   $14,897     $15,058    $19,812    $19,836     $20,823      $20,803

Corporate obligations............     6,858       6,934      3,345      3,413       3,995        4,094

Equity securities................     2,263       3,201      3,596      4,343       3,394        3,610

State and local municipal bonds..     1,868       1,896        350        371         350          373

Mutual funds.....................     1,323       1,305      1,262      1,242       1,199        1,175

Duel indexed consolidated bonds..     2,500       1,987      2,500      1,946       2,500        1,924
                                    -------     -------    -------    -------     -------      -------

Total investment securities......   $29,709     $30,381    $30,865    $31,151     $32,261      $31,979
                                    =======     =======    =======    =======     =======      =======

     The following table sets forth certain information regarding the carrying value and fair values of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as held-to-maturity at the dates indicated.



                                                             At December 31,
                                    ------------------------------------------------------------------
                                            1998                  1997                   1996
                                   ------------------     -------------------     -------------------
                                   Carrying     Fair       Carrying     Fair      Carrying      Fair
                                     Value      Value        Value      Value       Value       Value
                                   ---------  --------    ---------  --------     ---------  --------
                                                                 (In thousands)

Mortgage-backed and related
  securities held-to-maturity:
  Fixed rate:
    FNMA pass through securities..   $ 731      $  724     $  838      $  838     $1,008       $1,008
    GNMA certificates.............     259         279        453         497        494          537
                                   -------      ------     ------      ------      -----       -------
Total mortgage-backed
  and related securities..........   $ 990      $1,003     $1,291      $1,335     $1,502       $1,545
                                   =======      ======     ======      ======     ======       ======

  The following table sets forth the Bank's mortgage-backed and mortgage-related securities activities for the periods indicated.

                                                                     For the Year Ended December 31,
                                                                  --------------------------------------
                                                                     1998          1997           1996
                                                                  ---------     ---------      ---------


Mortgage-backed securities:
At beginning of period......................................       $1,291        $1,502        $1,879
  Mortgage-backed securities purchased......................           --            --            --
  Mortgage-backed securities sold...........................           --            --            --
  Amortization and repayments...............................         (301)         (211)         (377)
                                                                   ------        ------        ------
Balance of mortgage-backed and related
 securities at end of period................................       $  990        $1,291        $1,502
                                                                   ======        ======        ======


  The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of the Bank's investment securities, and mortgage-related securities as of December 31, 1998.


                                                                                  At December 31, 1998
                                                   --------------------------------------------------------------------------------
                                                                              One                Three to            More than
                                                   One Year or Less       to Three Years         Five Years          Five Years
                                                   -------------------  -------------------  ------------------  ------------------
                                                   Carrying   Weighted  Carrying  Weighted   Carrying  Weighted  Carrying  Weighted
                                                     Amount     Yield     Amount    Yield     Amount     Yield    Amount     Yield
                                                   --------   --------  --------   -------   --------  --------   -------  --------

Investment securities,
 available-for-sale:
  U.S. Treasury and agency obligations..........     $5,299      5.96%   $ 7,604      5.55%     $1,490     5.55%  $   504    6.19%
  Corporate obligations.........................        999     10.13%     4,672      5.80%        847     6.49%      340    6.25%
Equity securities...............................      2,263        --         --        --          --       --        --      --
State and local municipal
 bonds..........................................         --        --        572      3.90%        940     6.02%      356    4.87%
Mutual funds....................................      1,323        --         --        --          --      --         --      --
Duel indexed consolidated bonds.................         --        --         --        --          --      --      2,500    2.59%
                                                     ------     -----    -------     -----       ------    ----   -------    ----
  Total investment securities...................     $9,884      4.22%   $12,848      5.57%      $3,277    5.93%  $ 3,700    3.64%
                                                     ======     =====    =======     =====       ======    ====   =======    ====
Mortgage-backed and related
 securities held-to-maturity:
FNMA pass through securities....................         --        --         --        --           --      --    $  731    8.91%
GNMA certificates...............................         --        --         --        --           --      --       259    9.87%
                                                     ------     -----    -------     -----       ------   -----    ------    ----
  Total mortgage-backed and related securities..     $   --     $  --    $    --     $  --       $  --    $  --    $  990    9.16%
                                                     ======     =====    =======     =====       ======   =====    ======    ====


                                                                             At December 31, 1998
                                                                  ----------------------------------------------
                                                                                              Total
                                                                               ---------------------------------
                                                                   Average                              Weighted
                                                                  Remaining     Carrying     Market      Average
                                                                  Years to       Amount      Value        Yield
                                                                  ---------     --------     ------     --------

Investment securities,
 available-for-sale:
  U.S. Treasury and agency obligations..........                   1.69           $14,897     $15,058      5.72%
  Corporate obligations.........................                   2.36             6,858       6,934      6.54%
Equity securities...............................                     --             2,263       3,201        --
State and local municipal
 bonds..........................................                   4.72             1,896       1,896      1.19%
Mutual funds....................................                   0.25             1,323       1,305        --
Duel indexed consolidated bonds.................                   6.70             2,500       1,987      2.59%
                                                                  -----           -------     -------      ----
  Total investment securities...................                   1.87           $29,709     $30,381      4.59%
                                                                  =====           =======     =======      ====
Mortgage-backed and related
 securities held-to-maturity:
FNMA pass through securities....................                   7.00               731     $   724      8.91%
GNMA certificates...............................                  17.08               259         279      9.87%
                                                                  -----           -------     -------      ----
  Total mortgage-backed and related securities..                   9.64           $   990      $1,003      9.16%
                                                                  =====           =======     =======      ====

Sources of Funds

     General. Deposits, loan repayments and prepayments, maturities of securities and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, money market accounts, transaction accounts and time deposits currently ranging in terms from one to five years. At December 31, 1998, the balance of core deposits (savings and money market accounts) represented 21.62% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits and also relies on competitive pricing policies and advertising; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Bank believes that its passbook and statement savings, money market accounts and transaction accounts are relatively stable sources of deposits. The Bank's time deposits have been a relatively stable source of funds as well, including the $192 million of certificates of deposit maturing in one year or less; however, the ability of the Bank to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions. The Bank is seeking opportunities to increase transaction deposit accounts through aggressive advertising, offering ATM services, and offering interest on such accounts. The Bank also intends to expand its deposit products to attract new customers, including local businesses.

    The following table presents the deposit activity of the Bank for the periods indicated:


                                                                            For the Year Ended December 31,
                                                                          -----------------------------------
                                                                             1998        1997         1996
                                                                          --------     --------      --------
Net increase (decrease) before interest credited.................         $(38,043)    $(19,638)     $(28,729)
Interest credited................................................           18,717       18,816        19,076
                                                                          --------     --------      --------
Net increase (decrease) in deposits..............................          (19,326)    $   (822)     $ (9,653)
                                                                          ========     ========      ========

  At December 31, 1998, the Bank had $37.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period                                                                     Amount
---------------                                                                 --------------
                                                                                (In thousands)


3 months or less...........................................................        $ 1,479
Over 3 through 6 months....................................................            374
Over 6 through 12 months...................................................         18,952
Over 12 months.............................................................         17,070
                                                                                   -------
     Total.................................................................        $37,875
                                                                                   =======


  The following table sets forth the distribution of the Bank's deposit accounts as of the dates indicated and the weighted average interest rates on each category of deposits presented.



                                                                         At December 31,
                              -----------------------------------------------------------------------------------------------------
                                            1998                           1997                              1996
                              -------------------------------   -----------------------------   -----------------------------------
                                          Percent    Weighted             Percent    Weighted                Percent      Weighted
                                          of Total   Average              of Total   Average                 of Total     Average
                              Balance     Deposits    Rate      Balance   Deposits    Rate      Balance      Deposits       Rate
                              -------     --------   --------   -------   --------   --------   -------      --------     ---------
                                                                   (Dollars in thousands)

Transaction accounts(1)....    $    779      0.22%      2.65%        --       ---%        --%     $     --       ---%         --%
Non-interest-bearing
   transaction accounts....         583      0.16         --        266      0.07         --         1,735      0.46          --
Savings....................      75,360     21.24       2.96     84,547     22.60       3.25        90,255     24.07        3.25
                               --------    ------              --------    ------                 --------    ------
    Total..................      76,722     21.62       2.93     84,813     22.67       3.13        91,990     24.53        3.16
                               --------    ------              --------    ------                 --------    ------
Certificate accounts(2)(3):
  Within 12 months.........     191,999     54.12       5.23    192,592     51.48       5.74       206,995     55.21        5.57
  Over 12 through 36
     months................      64,762     18.25       5.59     82,054     21.93       5.81        73,143     19.51        6.03
  Over 36 months...........      21,305      6.01       6.05     14,655      3.92       6.32         2,808      0.75        6.21
                               --------    ------              --------    ------                 --------    ------
    Total certificate
       accounts............     278,066     78.38       5.38    289,301     77.33       5.79       282,946     75.47        5.70
                               --------    ------              --------    ------                 --------    ------
    Total deposits.........    $354,788    100.00%      4.85%  $374,114    100.00%      5.19%     $374,936    100.00%       5.07%
                               ========    ======              ========    ======                 ========    ======

---------------------
(1) Does not include official bank checks, see Financial Statement.
(2) Based on remaining maturity of certificates.
(3) Includes retirement accounts such as IRA and Keogh accounts.

  The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.


                               Period to Maturity from
                                  December 31, 1998
                       ----------------------------------------              At December 31,
                       Less than       One to         Over           ---------------------------------
                       One Year      Three Years    Three Years       1998           1997        1996
                       --------      -----------    -----------       ----           ----        -----

Certificate accounts:
  0 to 4.00%.........     $     --    $       --    $       --         $     --     $    --    $     18
  4.01% to 5.00%.....       56,654         5,564            36           62,254       17,303     42,404
  5.01% to 6.00%.....      132,480        57,854         6,081          196,415      233,582    183,490
  6.01% to 7.00%.....           --         1,344        15,188           16,532       32,589     51,217
  7.01% to 8.00%.....        2,865            --            --            2,865        5,827      5,817
  8.01% to 9.00%.....           --            --            --               --           --         --
  Over 9.01%.........           --            --            --               --           --         --
                          --------       -------       -------         --------     --------   --------
      Total..........     $191,999       $64,762       $21,305         $278,066     $289,301   $282,946
                          ========       =======       =======         ========     ========   ========

     Borrowings. As part of its operating strategy, the Bank has utilized advances from the FHLB as an alternative to retail deposits to fund its operations when borrowings are less costly and can be invested at a positive interest rate spread or when the Bank needs additional funds to satisfy loan demand. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. See "Regulation--Federal Home Loan Bank System." At December 31, 1998, the Bank had $8.0 million in outstanding advances from the FHLB as compared to $8.0 million at December 31, 1997. The Bank has overnight borrowing capacity at the FHLB of $45.0 million and additional borrowing capacity at December 31, 1998 of $37.0 million.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:


                                                                           At or For the Year Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                           1998     1997      1996
                                                                         -------   -------   -------
FHLB advances:

   Average balance outstanding (monthly).............                    $8,000    $ 9,667    $ 7,417
   Maximum amount outstanding at any                                      8,000     10,000     15,000
      month-end during the period....................
   Balance outstanding at end of period..............                     8,000      8,000     15,000
   Weighted average interest rate during the period..                      6.19%      6.23%      6.19%
   Weighted average interest rate at end of period...                      6.19%      6.19%      6.23%


Personnel

     As of December 31, 1998 the Bank had 48 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"), and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     The description of statutory provisions and regulations applicable to savings institutions set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued to implement those statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authorities for federal associations, e.g., commercial, nonresidential real property and consumer loans, are limited to a specified percentage of the institution's capital assets.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At December 31, 1998, limit on loans to one borrower was $46.3 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.2 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to either qualify as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 or maintain at least 65.0% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 91.37% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 1998. Therefore, the Bank met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or
(ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1998 was 15.76% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report.

     Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute.
This permits federal savings and loan associations with interstate networks to diversify more easily their loan portfolios and lines of business geographically. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

     Transactions with Related Parties. The Bank's authority to engage in certain transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of "covered transactions" (including extension of credit to, purchases of assets from or the issuance of a guarantee, acceptance or letter of credit on behalf of affiliate) with any individual affiliate to 10.0% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, (including loan, asset sales or purchases, and any servicing, leases or other agreements) must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4 (c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and principal shareholders (generally considered to be those owners controlling or having the power to vote ten percent or more of any class of the Company's stock) as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the FRA, and the Federal Reserve Board's ("FRB") Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. Most recently, the agencies have issued safety and soundness standards for Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS (and other federal banking agencies) has revised the risk-based capital standards to ensure that such standards take account of interest rate risk. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of a capital deduction based on the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of December 31, 1998, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

     At December 31, 1998, the Bank met each of its capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's historical amounts and percentages at December 31, 1998.


                                                At December 31, 1998
                        ------------------------------------------------------------------
                          Capital     Required     Actual    Actual     Excess     Excess
                        Requirement    Percent    Capital    Percent    Capital    Percent
                        -----------   --------    -------    -------    -------    -------

Tangible...............     $ 7,956       1.5%    $138,489     26.11%   $130,533    24.61%
Leverage...............      21,217       4.0      138,489     26.11     117,272    22.11
Risk-based.............      23,604       8.0      142,191     48.19     118,587    40.19

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance on Deposit Accounts.   The FDIC has established a risk-based
assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF was increased. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. As a result of the recapitalization of the SAIF in 1996 after the enactment of the Deposit Funds Insurance Act of 1996, the FDIC reduced the assessment rates for deposit insurance for SAIF-assessable deposits for fiscal 1998 to a range of 0 to 27 basis points. The assessment rate for the Company's SAIF-assessable deposits for fiscal 1998 was 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in fiscal 1998 for the assessment for deposit insurance and the FICO payments was $228,000.

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998, of $3.5 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to $262,000, $247,000 and $232,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $47.8 million or less (subject to adjustment by the FRB) the reserve requirement is 3.0%; and for accounts greater than $47.8 million, the reserve requirement is $1.48 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the holding company's subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company (i.e., one that controls only one thrift subsidiary), the Company generally will not be restricted under existing banking laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain other activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5.0% of the stock of a company engaged in impermissible activities.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Federal law generally provides that no "person," (defined to include a company) acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. This requirement would apply to acquisitions of the Company's stock.

Federal Securities Laws

     The Company's Common Stock is registered with the SEC under the Exchange Act of 1934, as amended (the "Exchange Act"). The Company and its officers and directors are subject to periodic reporting, proxy solicitation regulations, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion or pursuant to the Company's employee stock benefit plans does not cover the resale of such shares. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1.0% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired from the Company that are deemed to be restricted under the definition of that term in Rule 144, must be held for a period of at least one year before they may be publicly resold. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                                 FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS or the Virginia Department of Taxation ("DOT") in the past five years.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interests in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created by an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, presumably taxed at a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" and "Dividend Policy" for limits on the payment of dividends of the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     Corporate Alternative Minimum Tax ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

    Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

   Commonwealth of Virginia. The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the "Virginia taxable income" of the Bank and the Company. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes, and a recomputation of the bad debt reserve deduction on reduced modified taxable income.

ITEM 2.  PROPERTIES

    The Bank currently conducts its business through its four full service banking offices including its main banking office. The Bank owns all four branches. The following table sets forth information regarding the Bank's properties.



                                               Original       Net Book Value of
                                                 Year            Property at                  Total Deposits at
      Location                                 Acquired        December 31, 1998              December 31, 1998
      -------------------------                -------         -----------------              -----------------
                                                                                (In thousands)

      Executive/Branch Office:
      400 George Street
      Fredericksburg, VA  22404 ..............   1962             $1,487                          $230,506

      Branch Offices:
      Route Three Branch
      3600 Plank Road
      Fredericksburg, VA  22407...............   1983             $1,025                            40,294

      Four Mile Fork Branch
      4535 Lafayette Boulevard
      Fredericksburg, VA  22408...............   1972             $  439                            58,353

      Aquia Branch
      117 Garrisonville Road
      P.O. Box 382
      Stafford, VA  22555.....................   1978             $  303                            25,635


     The Bank also owns property for possible branch expansion located on Route 17 North, in Stafford County. The net book value of this property, as of December 31, 1998 was $333,000.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of the operation of the Company and the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Virginia Capital Bancshares, Inc. common stock is traded on the Nasdaq National Market under the symbol "VCAP." The stock began trading on December 23, 1998. The high and low sales price for the quarter ended December 31, 1998 were 13.5 and 12.625, respectively.

     As of December 31, 1998, the Company had approximately 3,597 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth certain consolidated summary historical financial information concerning the financial position of Virginia Capital Bancshares, Inc. (the "Company"), including its subsidiary, Fredericksburg Savings Bank (the "Bank"), for the period and at the dates indicated. The financial data is derived in part from, and should be read in conjunction with, the consolidated financial statements and related notes of the Company contained elsewhere herein.


                                                           At December 31,
                                        ----------------------------------------------------------
                                          1998       1997         1996(1)       1995        1994
                                        -------     -------      --------      -------     -------
                                                           (In thousands)
Selected Financial Data:
       Total Assets................  $576,676     $471,920      $469,917      $468,759    $451,035
       Loans receivable, net(2)....   411,791      413,032       405,145       390,541     371,269
       Mortgage-backed securities..       990        1,291         1,502         1,879       2,109
       Investment securities(3)....    30,381       31,151        31,979        49,257      52,361
       Cash and cash equivalents...   115,734       11,287        15,937        11,980      11,088
       Deposits....................   354,788      374,114       374,936       384,589     373,951
       Official bank checks........    21,064        3,002           716         1,787       2,132
       FHLB advances...............     8,000        8,000        15,000         8,000       8,000
       Equity capital..............   185,206       80,073        73,296        68,703      62,218


                                      ----------------------------------------------------------
                                        1998       1997         1996(1)       1995        1994
                                      -------     -------      --------      -------     -------

Selected Operating Data:
      Interest income..............   $ 36,477    $ 36,504      $ 35,998     $ 36,305     $ 33,234
      Interest expense..............    19,212      19,418        19,535       18,997       16,620
                                      --------    --------      --------     --------     --------
        Net interest income.........    17,265      17,086        16,463       17,308       16,614
      Provision for loan losses.....       461         375           325          412        1,010
                                      --------    --------      --------     --------     --------
        Net interest income after
         provision for loan losses..    16,804      16,711        16,138       16,896       15,604
      Total noninterest income......       481         460           409          283          256
      Total noninterest expense.....    14,886       6,794         9,565        6,451        6,850
                                      --------    --------      --------     --------     --------
      Income before income taxes....     2,399      10,377         6,982       10,728        9,010
      Income tax expense............     1,003       3,952         2,401        4,070        1,687
                                      --------    --------      --------     --------     --------
        Net income.................   $  1,396     $ 6,425      $  4,581     $  6,658     $  7,323
                                      ========     =======      ========     ========     ========



                                                           At or For the Year Ended December 31,
                                                      --------------------------------------------------
                                                       1998(10)    1997     1996(1)     1995      1994
                                                      --------   --------  --------   --------  --------
Selected Financial Ratios and Other Data(4)
Performance Ratios:
   Return on average assets.......................     0.29%       1.36%    0.98%       1.45%    1.62%
   Return on average equity.......................     1.53        8.39     6.42       10.17    12.61
   Interest rate spread(5)........................     2.71        2.93     2.89        3.19     3.25
   Net interest margin(6).........................     3.67        3.73     3.61        3.86     3.76
  Yield on average-interest earning assets........     7.75        7.97     7.90        8.11     7.81
   Net interest income after provisions for loan
    losses, to total noninterest expenses.........   112.88      245.97   168.72      261.91   227.80
  Total noninterest expense to average assets.....     3.08        1.44     2.04        1.41     1.52
   Efficiency ratio(7)............................    83.89       38.72    56.69       36.67    40.60
Regulatory Capital Ratios:(11)
   Tangible capital...............................    26.11%      16.34%   14.97%      14.53%   13.33%
   Core capital...................................    26.11       16.34    14.97       14.53    13.33
   Risk-based capital.............................    48.19       26.92    25.70       25.51    23.53
Asset Quality Ratios:
  Non-performing loans to total assets(8)(9)......      .85%       1.18%    1.91%       1.45%    2.34%
  Non-performing loans to total loans(8)(9).......     1.14        1.29     2.10        1.64     2.67
  Non-performing assets to total assets(9)........     1.06        1.59     2.25        1.91     2.58
   Allowance for loan losses to non-performing
     loans(9).....................................   115.48%      98.60%   61.89%      80.60%   52.50%
Number of full-service banking facilities.........      4           4        4           4        4


_________________________
(1) Includes effect of the one-time special assessment of $2.5 million, on a pre-tax basis, to recapitalize the Savings Association Insurance Fund ("SAIF"), which was recorded by the Bank in 1996.
(2) Loans receivable, net, consist of loans receivable minus the allowance for loan losses, deferred loan fees and unadvanced loan funds. The allowance for loan losses at December 31, 1998, 1997, 1996, 1995 and 1994 was $5.7
     million, $5.5 million, $5.5 million, $5.5 million and $5.5 million, respectively.
(3) The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1995. On December 31, 1995, a majority of the Bank's portfolio was classified as "available-for-sale." Securities do not include Federal Home Loan Bank of Atlanta ("FHLB-Atlanta" or "FHLB") stock of $3.5 million, $3.4 million, $3.2 million, $3.1 million and $4.1 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.
(4) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(5) The interest rate spread represents the difference between the weighted average yield on average interest-earning assets (which includes FHLB-Atlanta stock and other equity securities) and the weighted average cost of average interest-bearing liabilities.
(6) The net interest margin represents net interest income as a percent of average interest-earning assets.
(7) The efficiency ratio represents the ratio of noninterest expenses divided by the sum of net interest income and noninterest income.
(8)  Loans include total loans before the allowance for loan losses.
(9) Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal. It is the Bank's policy to cease accruing interest on loans 90 days or more past due. The Bank does, however, continue accruing interest on loans 90 days or more past due that are in the process of being renewed or extended.
(10) Includes effect of one-time contribution of $8.4 million, on a pre-tax basis, to the Fredericksburg Savings Charitable Foundation.
(11) Regulatory capital ratios are computed based on the capital of the Bank only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Virginia Capital Bancshares, Inc. ("the Company"), is the holding company for Fredericksburg Savings Bank ("the Bank"). The Company is headquartered in Fredericksburg, Virginia and its principal business currently consists of the operations of the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and fees and other service charges. The Bank's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, the cost of foreclosed real estate operations, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

Forward-Looking Statements

     This Annual Report on Form 10-K contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management of Interest Rate Risk and Market Risk Analysis

     Qualitative Analysis
     --------------------

     The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates, while not subjecting the Bank to undue credit or investment risk. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a regular basis, and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

     In recent years, the Bank has become subject to increasing risk in the event interest rates begin to rise due to the substantial levels of fixed-rate loans the Bank has been originating due to high customer demand for such products in the Bank's primary market area. As discussed above, the Bank has sought to offset the interest rate risk associated with originating primarily fixed-rate loans in a low interest rate environment by investing in short-term U.S. Treasury and agency obligations to enable the Bank to reinvest relatively quickly in higher yielding investments if interest rates rise. In the future, depending upon market conditions, the Bank intends to seek opportunities to increase its investment in short-term adjustable rate mortgage-backed securities and may evaluate opportunities to sell long-term fixed-rate loans in the secondary market. Currently, management believes that the Bank's strong capital position and level of liquidity coupled with low operating expenses would enable the Bank to continue operating profitably in the event of a rapid rise in interest rates, as it would be positioned to invest in higher yielding investments to offset the negative impact its high fixed-rate loan portfolio would have on the Bank's earnings; however, depending upon the magnitude of any change in interest rates, the Bank may not be able to react quickly enough to reinvest such funds and therefore may experience a decrease in earnings following a significant increase in interest rates. The Bank may also increase non-deposit borrowings which would further enable the Bank to invest in higher yielding instruments in an increasing rate environment.

     Quantitative Analysis
     ---------------------

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1998, the Bank's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was 3.39%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1998, on the basis of contractual maturities, and scheduled rate adjustments within a one year period and subsequent selected time intervals.
The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Mortgage-backed securities were assumed to prepay at 30% annually. Savings accounts were assumed to decay at 20%, 20%, 20%, 20%, 20% and 0%, and money market savings accounts were assumed to decay at 50%, 25%, 25%, 0%, 0% and 0%, for the periods of one year or less, more than one year to two years, more than two years to three years, more than three years to four years, more than four years to five years, and more than five years, respectively. Certificate accounts are reflected at actual dates of maturity. These assumptions are generally based on the FDIC's deposit decay guidelines and the Company's historical experience. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.


                                                                More                                 More
                                                                than        More         More        than
                                                               1 Year       than         than       4 Years     More
                                                  1 Year         to      2 Years to   3 Years to      to        than     Total
                                                  or Less      2 Years     3 Years      4 Years     5 Years    5 Years   Amount
                                                  --------     -------   ----------   ----------    -------    ------    ------
                                                                           (Dollars in thousands)


Interest-earning assets:
   Mortgage loans(1)......................         $110,043   $  1,175     $  3,980     $  3,596   $  4,150   $294,672   $417,616
   Consumer and other loans...............            2,086        859        2,017        2,043      1,155        787      8,947
   Mortgage-backed and related
     securities...........................              297        297          297           99         --         --        990
   Overnight and short term
      investments.........................          114,963         --           --           --         --         --    114,963
   Investments and interest-
     earning deposits.....................           14,392      7,878        5,059        2,343        975      3,273     33,920
                                                   --------   --------     --------     --------   --------   --------   --------
      Total interest-earning assets.......         $241,781   $ 10,209     $ 11,353     $  8,081   $  6,280   $298,732   $576,436
                                                   ========   ========     ========     ========   ========   ========   ========
Interest-bearing liabilities:
   Money market deposit accounts
      and other transaction accounts......         $ 19,976   $  9,988     $  9,987   $      --    $     --   $     --   $ 39,951
   Savings accounts.......................            7,238      7,238        7,238        7,237      7,237         --     36,188
   Certificate accounts...................          191,999     43,060       21,702       11,203     10,102         --    278,066
                                                   --------   --------     --------     --------   --------   --------   --------
Total interest-bearing deposits...........          219,213     60,286       38,927       18,440     17,339         --    354,205
   FHLB advances..........................            3,000         --        5,000           --         --         --      8,000
                                                   --------   --------     --------     --------   --------   --------   --------
   Total interest-bearing liabilities.....         $222,213   $ 60,286     $ 43,927     $ 18,440   $ 17,339   $     --   $362,205
                                                   ========   ========     ========     ========   ========   ========   ========
Interest sensitivity gap..................         $ 19,568   $(50,077)    $(32,574)    $(10,359)  $(11,059)  $298,732   $214,231
                                                   ========   ========     ========     ========   ========   ========   ========
Cumulative interest-rate
  sensitivity gap.........................         $ 19,568   $(30,509)    $(63,083)    $(73,442)  $(84,501)  $214,231
                                                   ========   ========     ========     ========   ========   ========
Cumulative interest-rate sensitivity gap
   as a percentage of total assets.........            3.39%     (5.29)%     (10.94)%     (12.74)%   (14.65)%    37.15%
Cumulative interest-rate gap as a
   percentage of total interest-earning
   assets.................................             3.39%     (5.29)%     (10.94)%     (12.74)%   (14.66)%    37.16%
 Cumulative interest-earning assets as a
  percentage of cumulative interest-
  bearing liabilities.....................           108.81%     89.20%       80.67%       78.70%     76.67%    159.15%

------------------------------------------
(1)  Excludes nonaccrual loans.


     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

     Net Portfolio Value. As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.





  Change in Interest Rates                                                                NPV as % of Portfolio
 in Basis Points (Rate  Shock)                      Net Portfolio Value                      Value of Assets
 -----------------------------          --------------------------------------------     ----------------------
                                                                                           NPV
                                        Amount         $ Change            % Change       Ratio       Change(1)
                                        --------       ----------          ---------     -------      ---------
                                                    (Dollars in thousands)

+400...............................     110,674          (37,639)            (25.00)       22.36%        (494)
+300...............................     120,796          (27,518)            (19.00)       23.80         (351)
+200...............................     130,933          (17,381)            (12.00)       25.17         (214)
+100...............................     140,518           (7,796)             (5.00)       26.39          (92)
Static.............................     148,314               --                 --        27.31           --
-100..............................      152,801            4,487               3.00        27.75           45
-200..............................      155,676            7,362               5.00        27.97           66
-300..............................      159,440           11,126               8.00        28.29           98
-400..............................      163,022           14,709              10.00        28.58          127

-----------------------------------------
(1)   Expressed in basis points.


     As is the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     Average Balance Sheets. The following tables set forth certain information relating to the Bank at December 31, 1998, and for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.



                                                              At December 31, 1998
                                                            ------------------------
                                                                             Yield/
                                                              Balance        Cost
                                                              -------       ------
                                                             (Dollars in thousands)
Assets:
  Interest-earning assets:
    Mortgage loans, net........................                $403,005     8.09%
    Consumer and other loans, net..............                   8,786     9.22%
    Mortgage-backed and related
      securities...............................                     990    18.69
    Overnight and short-term deposits..........                 114,963     0.84
    Investment securities(1)...................                  33,920     5.60
                                                               --------    -----
        Total interest-earning assets..........                 561,664     6.49%
                                                                           -----
  Noninterest-earning assets...................                  15,012
                                                               --------
        Total assets...........................                $576,676
                                                               ========

Liabilities and Equity:
  Interest-bearing liabilities:
    Transaction accounts.......................                $    779     1.41%
    Savings accounts...........................                  75,360     3.55
    Certificates of deposit....................                 278,066     5.77
                                                               --------    -----
         Total deposits........................                 354,205     5.28
    FHLB advances..............................                   8,000     6.19
                                                               --------    -----
         Total interest-bearing liabilities....                 362,205     5.30%
                                                                           -----
  Other liabilities............................                  29,265
                                                               --------
         Total liabilities.....................                 391,470
                                                               --------
  Equity capital...............................                 185,206
                                                               --------
         Total liabilities and equity capital..                $576,676
                                                               ========
  Net interest income/Net interest                                          1.19%
   rate spread(2)..............................                            =====

  Net earning assets/Net interest                              $199,459     3.67%
    margin(3)..................................                ========    =====

  Ratio of interest-earning assets to                            155.07%
   interest-bearing liabilities................                ========

---------------------------------------
(1) Includes investment securities available-for-sale and stock in FHLB-Atlanta.
(2) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.



                                                               For the Years Ended December 31,
                           -------------------------------------------------------------------------------------------------
                                         1998                              1997                            1996
                            ------------------------------  -------------------------------  -------------------------------
                                                   Average                          Average                          Average
                             Average               Yield/    Average                Yield/    Average                Yield/
                             Balance    Interest    Cost     Balance     Interest    Cost     Balance     Interest   Cost
                             -------    --------   ------    -------     --------   ------    -------     --------   -------
                                                              (Dollars in thousands)

Assets:

  Interest-earning assets:
    Mortgage loans, net....  $403,766     $32,620     8.08%   $399,924     $32,879     8.22%   $388,750   $32,170       8.27%
    Consumer and other
     loans, net............     8,845         810     9.16       8,495         696     8.19       9,271       543       5.86
    Mortgage-backed and
     related securities....     1,165         185    15.88       1,396         237    16.98       1,652       277      16.77
    Overnight and
     short-term deposits...    23,164         962     4.15      13,076         623     4.76      14,685       661       4.50
    Investment
     securities(1).........    33,450       1,900     5.68      34,851       2,069     5.94      40,868     2,347       5.74
                             --------     -------    -----    --------     -------    -----    --------   -------      -----
        Total
        interest-earning
        assets.............   470,390     $36,477     7.75%    457,742     $36,504     7.97%    455,226   $35,998       7.90%
                                           ------     -----                 ------     -----              -------       -----

  Noninterest-earning          13,408                           13,052                           13,724
   assets..................  --------                         --------                         --------
        Total assets.......  $483,798                         $470,794                         $468,950
                             --------                         ========                         ========

Liabilities and Equity:
  Interest-bearing
   liabilities:
    Transaction accounts...  $  2,930     $    11     0.38%   $  3,329     $     7     0.21%   $  3,609   $     6       0.17%
    Savings accounts.......    82,138       2,674     3.26      86,907       2,818     3.24      94,856     2,977       3.14
    Certificates of deposit   288,258      16,032     5.56     285,410      15,991     5.60     283,944    16,093       5.67
                             --------     -------    -----    --------     -------    -----    --------   -------      -----
       Total deposits......   373,326      18,717     5.01     375,646      18,816     5.01     382,409    19,076       4.99
    FHLB advances and
     other borrowings......     8,000         495     6.19       9,667         602     6.23       7,417       459       6.19
                             --------     -------    -----    --------     -------    -----    --------   -------      -----
      Total
       interest-bearing
       liabilities.........   381,326      19,212     5.04%    385,313     $19,418     5.04%    389,826   $19,535       5.01%
                                          -------    -----                 -------    -----               -------      -----
   Other liabilities......     11,432                            8,897                            7,719
                             --------                         --------                         --------
      Total liabilities....   392,758                          394,210                          397,545
    Equity capital.........    91,040                           76,584                           71,405
                             --------                         --------                         --------
      Total liabilities
       and equity capital..  $483,798                         $470,794                         $468,950
                             --------                         ========                         ========
  Net interest income/Net
   interest rate
    spread(2)..............               $17,265     2.71%                $17,086     2.93%              $16,463       2.89%
                                          =======    =====                 =======    =====              ========      =====

  Net earning assets/Net
   interest margin(3)......  $ 89,064                 3.67%   $ 72,429                 3.73%   $ 65,400                 3.61%
                             --------                =====    ========                =====    ========                =====
  Ratio of
   interest-earning assets
   to interest-
    bearing liabilities....    123.36%                         118.80%                           116.78%
                             ========                         =======                          ========

-------------------------
(1) Includes investment securities available-for-sale and stock in FHLB-Atlanta.
(2) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.


                                                                  Year Ended                    Year Ended
                                                                December 31, 1998             December 31, 1997
                                                                  Compared to                   Compared to
                                                                   Year Ended                    Year Ended
                                                                December 31, 1997             December 31, 1996
                                                            -------------------------     -------------------------
                                                            Increase (Decrease)           Increase (Decrease)
                                                                  Due to                        Due to
                                                            ------------------            ------------------
                                                             Volume      Rate     Net      Volume      Rate     Net
                                                            ------       -----    ---     -------      -----   ----
                                                                               (In thousands)
Interest-earning assets:
  Mortgage loans, net.....................................  $ 317      $(576)     $(259)     $1,194    $(485)  $ 709
  Consumer and other loans................................     29         85        114         (45)     198     153
  Mortgage-backed and related securities..................    (39)       (13)       (52)        (43)       3     (40)
  Overnight and short term deposits.......................    480       (141)       339         (72)      34     (38)
  Investment and interest-earning deposits................    (83)       (86)      (169)       (346)      68    (278)
                                                            -----      -----      -----       ------   -----   -----
      Total interest-earning assets.......................  $ 704      $(731)     $ (27)     $  688    $(182)  $ 506
                                                            =====      =====      =====      ======    =====   =====
Interest-bearing liabilities:
  Transaction accounts....................................  $  (1)     $   5      $   4      $   --    $   1   $   1
  Savings accounts........................................   (155)        11       (144)       (250)      91    (159)
  Certificate of deposits.................................    159       (118)        41          83     (185)   (102)
       Total interest-bearing deposits....................      3       (102)       (99)       (167)     (93)   (260)
  FHLB advances...........................................   (104)        (3)      (107)        139        4     143
                                                            -----      -----      -----      ------    -----   -----
      Total interest-bearing liabilities..................  $(101)     $(105)     $(206)     $  (28)  $  (89)  $(117)
                                                            =====      =====      =====      ======   ======   =====

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

     The Company's consolidated assets totalled $576.7 million at December 31, 1998, an increase of $104.8 million, or 22.2% from total assets of $471.9 million at December 31, 1997. The increase in assets was due primarily to the public offering of stock completed by the Company during 1998 resulting in net proceeds to the Company of approximately $103.9 million. At 1998 year end, the net proceeds of the offering were invested by the Company and Bank in short-term interest-bearing deposits, resulting in an increase of $104.5 million in cash and cash equivalents from 1997 to 1998.

     Loans. The Bank's loan portfolio has remained relatively constant from 1997 to 1998 in both volume and type, with total loans of $431.3 million at December 31, 1998, an increase of $266,000 from $431.0 million in total loans at December 31, 1997. Total mortgage loans were $422.2 million at December 31, 1998, an increase of $114,000 from $422.1 million at December 31, 1997. Mortgage loans represented 97.90% of the lending portfolio at December 31, 1998 and 97.93% at December 31, 1997. One-to four-family residential mortgage loans were $365.3 million at December 31, 1998, an increase of $6.7 million from $358.6 million at December 31, 1997. Non-residential real estate mortgage loans were $33.1 million at December 31, 1998, a decrease of $7.8 million from $41.0 million at December 31, 1997. Land and land development loans were $1.2 million at December 31, 1998, a decrease of $1.9 million from $3.1 million at December 31, 1997. Construction and development loans increased $3.3 million from $16.0 million at December 31, 1997 to $19.3 million at December 31, 1998.

     Allowance for Loan Losses. The allowance for loan losses increased from $5.5 million at December 31, 1997 to $5.7 million at December 31, 1998, an increase of $200,000. The relatively stable allowance during this period reflects improvement in non-performing assets and net charged off loans, as well as management's belief that there is economic stability in the Bank's market area. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. At December 31, 1998, the allowance for loan losses provided coverage of 115.48% of total nonperforming loans of $4,922, an increase from 98.60% of total nonperforming loans of $5,556 at December 31, 1997. While the Bank's nonperforming loans decreased, the Bank considers a ratio of 1.25% to 1.40% to net loans receivable as adequate for its allowance for loan losses and has maintained its allowance for loan losses accordingly.

     Investment Securities. Investment securities classified as held-to-maturity were $1.0 million at December 31, 1998, a decrease of $300,000 from $1.3 million at December 31, 1997. These securities consist of FNMA and GNMA mortgage-backed securities. The decrease in these securities resulted from paydowns received during 1998. Investment securities classified as available-for-sale were $30.4 million at December 31, 1998, a decrease of $770,000, or 2.5%, from $31.2 million at December 31, 1997. The decrease was primarily due to maturities and calls of the securities of $11.5 million offset by purchases of securities of $10.3 million.

     Deposits. Total deposits decreased $19.3 million, or 5.2%, from $374.1 million at December 31, 1997 to $354.8 million at December 31, 1998. Savings accounts decreased $9.2 million, or 10.9%, to $75.4 million at December 31, 1998, from $84.5 million at December 31, 1997. Certificates of deposit decreased $11.2 million, or 3.9%,from $289.3 million at December 31, 1997, to $278.1 million at December 31, 1997. The decrease in deposit accounts was due in part to withdrawals made to purchase the Company's Common Stock in connection with the Bank's conversion.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

     General. Net income for the year ended December 31, 1998 was $1.4 million, a decrease of $5.0 million from $6.4 million for the year ended December 31, 1997. Net interest income increased $179,000, or 1.1%, from $17.1 million for the year ended December 31, 1997 to $17.3 million for the year ended December 31, 1998, resulting primarily from a decrease in interest expense. Noninterest income increased by $21,000 from 1997, while noninterest expense increased $8.1 million from 1997. The increase in noninterest expense was primarily the result of a one-time charitable contribution of $8.5 million to establish a charitable foundation as part of the Bank's conversion to a stock organization. The Company's return on average assets was .29% for the year ended December 31, 1998 compared to 1.36% for the year ended December 31, 1997. The Company's return on average equity was 1.53% for the year ended December 31, 1998 compared to 8.39% for the year ended December 31, 1997. Both of these ratio's being substantially affected by the current year one-time charge to establish the charitable foundation.

     Interest Income. Interest income was $36.5 million for each of the years ended December 31, 1998 and 1997. Interest on mortgage loans, the largest component of interest income decreased $259,000 from $32.9 million for the year ended December 31, 1997 to $32.6 million for the year ended December 31, 1998. While the average balance of mortgage loans increased $3.9 million from $399.9 million for the year ended December 31, 1997 to $403.8 million for the year ended December 31, 1998, the average yield on mortgage loans declined 14 basis points from 8.22% to 8.08% resulting in the decrease in interest on mortgage loans. Interest income on investment securities was $3.0 million for the year ended December 31, 1998, an increase of $118,000 from $2.9 million for the year ended December 31, 1997. The increase in interest income on investments was due primarily to a $339,000 increase in interest income from overnight and short-term deposits investments, partially offset by a $221,000 decrease in interest income from mortgage-backed and investment securities. The $221,000 decrease in interest on mortgage-backed and investment securities was due to a $1.6 million decrease in the average balance of mortgage-backed and investment securities outstanding from $36.2 million for the year ended December 31, 1997 to $34.6 million for the year ended December 31, 1998. In addition, the average yield on mortgage-backed and investment securities declined 136 basis points from 1997 to 1998, further decreasing interest income. The $339,000 increase in interest income from overnight and short-term deposits was primarily due to a $10.1 million increase in the average balance of this investment from $13.1 million for the year ended December 31, 1997 to $23.2 million for the year ended December 31, 1998. This $10.1 million increase was primarily due to funds raised in the Company's public offering of stock. Average interest-earning assets were $470.4 million for the year ended December 31, 1998, an increase of $12.7 million, or 2.77%, from $457.7 million for the year ended December 31, 1997. The average yield on earning assets decreased 22 basis points to 7.75% for the year ended December 31, 1998, from 7.97% for the year ended December 31, 1997.

     Interest Expense. Interest expense was $19.2 million for the year ended December 31, 1998, a decrease of $200,000 from $19.4 million for the year December 31, 1997. Substantially all of the Bank's interest expense is from interest-bearing deposits, the largest category of the deposits being certificates of deposit. Interest expense on certificates of deposit was $16.0 million for the years ended December 31, 1998 and 1997. The average balance of certificates of deposit increased $2.9 million from $285.4 million for the year ended December 31, 1997 to $288.3 million for the year ended December 31, 1998, the effect of which was partially offset by a decrease in the average cost of certificates of deposit by 4 basis points from 5.60% for the year ended December 31, 1997 to 5.56% for the year ended December 31, 1998, the net result being constant interest expense on certificates of deposit from 1997 to 1998. Market conditions continue to effect the ability of the Bank to attract and maintain time deposits and the rates paid on these deposits. Interest expense on savings accounts decreased $144,000, from $2.8 million for the year ended December 31, 1997 to $2.7 million for the year ended December 31, 1998. This decrease is primarily attributable to a $4.8 million decrease in the average balance of savings accounts, which decreased from $86.9 million for the year ended December 31, 1997 to $82.1 million for the year ended December 31,1998. The average cost of savings accounts increased 2 basis points from 3.24% for the year ended December 31, 1997 to 3.26% for the year ended December 31, 1998. Interest expense on Federal Home Loan Bank advances decreased $107,000 from $602,000 for the year ended December 31, 1997 to $495,000 for the year ended December 31, 1998. This $107,000 decrease resulted from the maturity of a $2 million advance from the Federal Home Loan Bank in November 1997. Average interest-bearing liabilities decreased $4.0 million from $385.3 million for the year ended December 31, 1997 to $381.3 million for the year ended December 31, 1998. The average cost of interest-bearing liabilities was 5.04% for the years ended December 31, 1998 and 1997.

     Net Interest Income. Net interest income for the year ended December 31, 1998 was $17.3 million, an increase of $179,000 from $17.1 million for the year ended December 31, 1997. The increase was the result of a $27,000 decrease in interest income from 1997 coupled with a decrease in interest expense of $206,000 from 1997. Average interest-earning assets increased $12.7 million from the year ended December 31, 1997 to the year ended December 31, 1998. The most significant area of increase was in overnight and short-term deposits, which increased $10.1 million. This average increase was primarily due to funds raised in the Company's public offering of stock. As overnight and short-term deposits are the Company's lowest yielding earning assets, this increase in average balance did not significantly affect interest income. The average yield on interest-earning assets declined 22 basis from 7.97% for the year ended December 31, 1997 to 7.75% for the year ended December 31, 1998. Average interest-bearing liabilities decreased $4.0 million from the year ended December 31, 1997 to the year ended December 31, 1998, while the average cost of liabilities was 5.04% for both 1997 and 1998 year-ends. As a result of these changes the interest rate spread declined 22 basis points from 2.93% for the year ended December 31, 1997 to 2.71% for the year ended December 31, 1998.

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1998 was $461,000, an increase of $86,000 from $375,000 for the year ended December 31,1997. The provision provides for a constant ratio of allowance for loan losses to net loans receivable of 1.38% for 1998 compared to 1.33% for 1997 and 1.37% for 1996. The Bank feels the percentage of allowance for loan losses to net loans receivable for these periods is reasonable due to its relatively stable historical experience and current economic conditions and portfolio risks. See "Business of the Bank -- Allowance for Loan Losses" for additional information.

     Noninterest Income. Total noninterest income increased $21,000, or 4.6%, to $481,000 for the year ended December 31, 1998, compared to $460,000 for the year ended December 31, 1997. Noninterest income consists of loan fees and service charges, deposit account fees and service charges, and net gain from the sale of investments. The increase in noninterest income was due primarily to a $65,000 increase in net gain from the sale of investments, partially offset by a $44,000 decrease in fees, service charges and other income.

     Noninterest Expense. Total noninterest expense increased $8.1 million from $6.8 million for the year ended December 31, 1997 to $14.9 million for the year ended December 31, 1998. Noninterest expense for the year ended December 31, 1998 includes a one-time expense of $8.4 million to establish the Fredericksburg Savings Charitable Foundation, which is a tax-exempt organization established by the Bank to serve the Bank's local community area. Excluding this one-time expense, the Company's noninterest expense was $6.5 million, a decrease of $300,000 from 1997. The Company's efficiency ratio was 83.89% for the year ended December 31, 1998 and was 38.72% for the year ended December 31, 1997. Excluding the expense to establish the Fredericksburg Savings Charitable Foundation, the Company's efficiency ratio was 36.28%, a 2.4% decline from 1997.

     Compensation and benefits expense increased $41,000 from $3.5 million for the year ended December 31, 1997 to $3.6 million for the year ended December 31, 1998. The 1998 expense includes $275,000 of compensation expense related to the employee stock ownership plan established by the Bank during 1998. As this plan was established during 1998, there is no expense related to this plan in the 1997 compensation and benefits expense. The stable compensation expense from 1997 to 1998 is directly related to ongoing measures of management to increase operating efficiencies. Although compensation expense remained relatively stable, there can be no assurance this will continue in future years, particularly given the cost of stock-based benefit plans the Company has established and intends to establish in the future. Occupancy and equipment costs have remained stable with only a 3.2% increase of $23,000 from 1997 to 1998. Federal deposit insurance premium expense remained relatively stable from 1997 to 1998 with a 5.0% decline to $228,000 for the year ended December 31, 1998. Other noninterest expense decreased $456,000, or 20.4%, from $2.2 million for the year ended December 31, 1997, to $1.8 million for the year ended December 31, 1998. This decrease was the result of a $202,000 decrease in legal and professional fees and a decline of $254,000 in general operating expenses.

     Income Taxes. Income tax expense decreased $3.0 million from $4.0 million for the year ended December 31 1997 to $1.0 million for the year ended December 31, 1998. The decrease was primarily the result of an approximately $3.5 million tax benefit related to the charitable contribution to establish the Foundation.

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996

     General. Net income for the year ended December 31, 1997 increased by $1.8 million, or 40.3%, to $6.4 million compared to $4.6 million for the year ended December 31, 1996. Net interest income for the years ended December 31, 1997 and 1996 was $17.1 million and $16.5 million, respectively, due to an increase of $506,000 in interest income for 1997 coupled with a decrease in interest expense of $117,000. Noninterest income increased by $51,000 in 1997. In addition, noninterest expense decreased by $2.8 million to $6.8 million for the year ended December 31, 1997 compared to $9.6 million for the prior year, reflecting the one-time special SAIF assessment paid in 1996. The Bank's return on average assets increased from 0.98% for the year ended December 31, 1996 to 1.36% for the year ended December 31, 1997. The Bank's return on average equity also increased from 6.42% for the year ended December 31, 1996 to 8.39% for the year ended December 31, 1997.

     Interest Income. Interest income for the year ended December 31, 1997 was $36.5 million, an increase of $506,000 or 1.4% from $36.0 million for the year ended December 31, 1996. The largest component of interest income is interest on mortgage loans. Interest on mortgage loans increased from $32.2 million for the year ended December 31, 1996 to $32.9 million for the year ended December 31, 1997. This increase of $709,000 or 2.2% is primarily the result of loan volume increases. The average balance of mortgage loans increased $11.2 million to $399.9 million, while the yield on mortgage loans decreased 5 basis points from 8.27% to 8.22%, partially offsetting the increase due to volume. The increase in interest on loans was offset by a decrease in interest on investment securities. Interest income on investment securities decreased $356,000. Substantially all of the decrease in interest income on investment securities is attributable to lower volume. The average balance of investment securities decreased from $40.9 million for the year ended December 31, 1996 to $34.9 million for the year ended December 31, 1997. Average interest-earning assets were $457.7 million for the year ended December 31, 1997, an increase of $2.5 million, or 0.55%, from $455.2 million for the year ended December 31, 1996.
The average yield on earning assets increased 7 basis points to 7.97% for the year ended December 31, 1997, from 7.90% for the year ended December 31, 1996.

     Interest Expense. Interest expense decreased during the year ended December 31, 1997 to $19.4 million, from $19.5 million for the year ended December 31, 1996. Substantially all of the Bank's interest expense is from interest-bearing deposits. The largest category of interest-bearing deposits is certificates of deposit. Interest on certificates of deposit for the year ended December 31, 1997 was $16.0 million, down $102,000 from $16.1 million in 1996, which was primarily the result of an increase in the average balance of certificates of deposit, from $283.9 million in 1996 to $285.4 million in 1997, offset by a decrease of 7 basis points in the rates paid on these deposits from 5.67% in 1996 to 5.60% in 1997. Interest expense on savings accounts decreased $159,000, from $3.0 million for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997. This decrease is attributable to a decrease in the average balance of savings accounts, which decreased $7.9 million during 1997, partially offset by an increase of 10 basis points in the rates paid on these savings accounts, from 3.14% to 3.24%. Interest expense on FHLB advances increased $143,000 from $459,000 for the year ended December 31, 1996 to $602,000 for the year ended December 31, 1997. This increase is primarily attributable to the increase in average advances outstanding from $7.4 million for the year ended December 31, 1996 to $9.7 million for the year ended December 31, 1997. The factors contributing to a decrease in interest expense were slightly offset by a 4 basis point increase in the average cost of FHLB advances.

     Net Interest Income. Net interest income for the year ended December 31, 1997 was $17.1 million, compared to $16.5 million for the year ended December 31, 1996. The increase was primarily due to a decrease in average interest-bearing liabilities of $4.5 million coupled with an increase in average interest-earning assets of $2.5 million. The yield on average interest-earning assets increased from 7.90% to 7.97%, while the average yield on interest-bearing liabilities increased from 5.01% for the year ended December 31, 1996 to 5.04% for the year ended December 31, 1997. As a result, the Bank's interest rate spread increased from 2.89% to 2.93% while the net interest margin increased from 3.61% to 3.73%.

     Provision for Loan Losses. The provision for loan losses increased from $325,000 for the year ended December 31, 1996 to $375,000 for the year ended December 31, 1997. This increase is primarily the result of an increase in net charge-offs from $262,000 for the year ended December 31, 1996 to $440,000 for the year ended December 31, 1997. The average impairment of loans decreased from $11.9 million for the year ended December 31, 1996 to $9.8 million for the year ended December 31, 1997, mitigating the need for additional provisions for loan losses. See "Business of the Bank -- Allowance for Loan Losses."

     Noninterest Income. Total noninterest income increased $51,000, or 12.5% to $460,000 for the year ended December 31, 1997, compared to $409,000 for the same
period in 1996.   Noninterest income primarily consists of deposit account fees and service charges.

     Noninterest Expense. Total noninterest expense decreased $2.8 million to $6.8 million for the year ended December 31, 1997, down from $9.6 million for the prior year. Decreases in compensation and benefits of $205,000, occupancy and equipment of $45,000, and federal deposit insurance premium of $3.0 million (reflecting the one-time SAIF assessment paid in 1996) were offset by an increase in the net cost of foreclosed real estate operations of $33,000 and increases in other expenses of $488,000.

     The decrease in compensation expense to $3.5 million for the year ended December 31, 1997 is directly related to the Bank's efforts to increase efficiencies in branch-banking and other operations. The decrease in occupancy and equipment expenses to $717,000 for the year ended December 31, 1997 reflects the reduction in depreciation expense for fully depreciated assets. No significant acquisitions of hardware or software were made in the year ended December 31, 1997. The increase in the net cost of foreclosed real estate operations is the result of several factors. During the year ended December 31, 1997, the Bank experienced a slight narrowing of the cost of foreclosed property and the realized sale price. At the same time, the condition of foreclosed property required additional reserves for deferred maintenance, offset by decreased expenses in preparing foreclosed properties for sale. The resulting net effect increased those expenses by $33,000 over those experienced for the year ended December 31, 1996. The decrease in federal deposit premiums was due primarily to the special SAIF assessment of $2.5 million paid in 1996. The increase in other expenses is the result of increased legal and accounting fees related to litigation regarding an employment matter. This litigation has been settled and no further expenses will be incurred.

     Income Taxes. Income tax expense increased from $2.4 million for the year ended December 31, 1996 to $3.9 million for the year ended December 31, 1997. The increase is primarily the result of a change in deferred income tax from $542,000 for the year ended December 31, 1996 to $38,000 for the year ended December 31, 1997, offset by additional income before income tax expense of $3.4 million or 48.6% in 1997 compared to 1996.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At December 31, 1998, the Bank's liquidity ratio was 15.76%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998, the Company's cash and cash equivalents and securities available-for-sale totalled $146.1 million, or 25.3% of the Company's total assets.

     The Bank has other sources of liquidity if a need for additional funds arises. At December 31, 1998, the Bank had $8.0 million in advances outstanding from the FHLB and, at December 31, 1998, had an additional overall borrowing capacity from the FHLB of $37.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At December 31, 1998, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $19.7 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 1998, totalled $192.0 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At December 31, 1998, the Bank exceeded all minimum regulatory capital requirements with a tangible capital level of $138.5 million, or 26.11% of total adjusted assets, which is above the required level of $8.0 million, or 1.50%; core capital of $138.5 million, or 26.11% of total adjusted assets, which is above the required level of $21.2 million, or 4.00%; and risk-based capital of $142.2 million, or 48.19% of risk-weighted assets, which is above the required level of $23.6 million, or 8.00%.

     The primary investing activities of the Bank are the origination of residential one- to four-family loans, non-residential real estate loans, real estate construction and development loans, and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related investment securities and other investment securities. During the years ended December 31, 1998, 1997 and 1996, the Bank's loan originations totalled $143.7 million, $112.5 million and $88.0 million, respectively. Purchases of United States Treasury and agency securities, mortgage-backed and mortgage related investment securities and other investment securities totalled $10.3 million, $5.4 million and $8.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related investment securities and other investment securities, and to a minor extent deposit growth.

     The Bank experienced a net increase (decrease) in total deposits of ($19.3 million), ($800,000) and ($9.7 million) for the years ended December 31, 1998, 1997 and 1996, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, interest rates offered by the Bank and other factors.

Year 2000 Compliance

     The Bank conducted a comprehensive review of its computer systems in September 1997 to identify applications that could be affected by the "Year 2000" issue, and developed an implementation plan to address the issue. The Bank's data processing is performed under agreements with BISYS, Inc. ("BISYS"), a nationwide financial service bureau, and consequently the Bank identified BISYS as its primary mission critical service provider. BISYS has informed the Bank in writing that all reprogramming efforts have been completed as of September 30, 1998. Bank personnel have attended five BISYS workshops in 1998 and 1999 to plan for User Validation Testing and Verification of Year 2000 Compliance as described in Year 2000 publications from the Federal Financial Institutions Examination Council. With BISYS' September 1998 completion of The Remediation Phase and internal certification testing, User Validation Testing began in November 1998 and is scheduled to continue through April 1999. Based on this information, the Bank believes BISYS has demonstrated to be Year 2000 compliant as of December 31, 1998. However, the Bank will continue to review and test BISYS' applications. The User Validation Testing is 50% complete. The estimated completion date is April 30, 1999. In addition, the Bank has completed and submitted a draft of its Year 2000 Business Recovery Contingency Plan to the Board of Directors for review and approval. In response to detailed surveys obtained from each department within the Bank, the plan addresses those facilities, applications, systems and other areas that may be impacted by unforeseen problems related to Year 2000. The Plan will be tested during April 1999 using selected functional areas within the Bank.

     Of the other three mission critical systems identified by the Bank (BANKLINE/Questpoint Item Processing Center, Federal Home Loan Bank of Atlanta, Federal Reserve-Richmond), all three have completed Year 2000 reprogramming effective December 31, 1998, allowing the Bank adequate time for testing. If such systems are found to have unforseen Year 2000 problems, services will be handled manually, and information will be obtained by telephone.

     Additionally, of the seven primary service vendors identified by the Bank, six have completed Year 2000 reprogramming as of December 1998. The remaining one will be completed by March 31, 1999, allowing the Bank adequate time for testing. If such systems are found to have unforeseen Year 2000 problems, services will be handled manually, and information will be obtained by telephone.

     Certain other non-critical vendors have not yet responded to the Bank's Year 2000 inquiries; however, the Bank will pursue other options if it appears that these vendors will be unable to comply.

     The Bank estimates that its costs related to Year 2000 will be approximately $210,000, and has incurred $184,000 through February 28, 1999. The Bank expects the majority of these costs to consist of hardware and software replacements that will upgrade the Bank's computer systems in addition to addressing Year 2000. Management does not expect these costs to have a significant impact on the Bank's financial position or results of operations. However, there can be no assurance that the vendors' systems will be Year 2000 compliant; consequently, the Bank could incur incremental costs to convert to another vendor.

     The Bank has determined that Year 2000 non-compliance by any individual loan customer would have no material impact on the Bank. The risks associated with the Year 2000 issue, however, could go beyond the Bank's own ability to solve Year 2000 problems. Should suppliers of critical services fail in their efforts to be Year 2000 compliant, it could have significant adverse financial results for the Bank. The Bank's risk management strategy for its mission-critical systems focuses on its highest priority system, BISYS, the financial service bureau.

Impact of Inflation and Changing Prices

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which provide for the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

     Reporting Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components within the financial statements. The Statement is effective for fiscal years beginning after December 15, 1997, and was adopted by the Company during 1998. The adoption of this Statement did not have a material effect on the Company's financial reporting.

     Disclosure about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement is effective for financial statements for periods beginning after December 15, 1997, and was adopted by the Company during 1998. This Statement is a matter of disclosure only and does not effect the determination of income and expense amounts. The adoption of this Statement did not have a material effect on the Company's financial reporting.

     Employers' Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997, and was adopted by the Company during 1998. The adoption of this Statement did not have a material effect on the Company's financial reporting.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement provides for the recognition of derivative instruments and hedging instruments as assets and liabilities in the financial statements, and for these items to be presented at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Bank is currently assessing the impact of this Statement on the Bank's financial reporting process. Management does not expect to adopt this Statement early, as permitted by the Statement. At the initial application of this Statement, the Bank may elect to transfer any security classified by the Bank as held-to-maturity to the available-for-sale or trading classification. In addition, the Bank may elect to transfer any security classified as available-for-sale to the trading classification. Presently, management does not expect to elect these options.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above-captioned information appears in this report under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        For the Quarter Ended
                                             --------------------------------------------------------------------------------
                                              12/31/98    9/30/98   6/30/98   3/31/98   12/31/97   9/30/97   6/30/97   3/31/97
                                             ---------------------------------------------------------------------------------
                                                                                (In thousands)


Interest income...............              $   9,222   $  9,011  $  9,151  $  9,093  $   9,195  $  9,237  $  9,107  $  8,965
Interest expense..............                  4,764      4,828     4,817     4,803      4,943     4,907     4,804     4,764
                                            ---------   --------  --------  --------  ---------  --------  --------  --------
Net interest income...........                  4,458      4,183     4,334     4,290      4,252     4,330     4,303     4,201

Provision for loan losses.....                     46        146       163       106          6       128       172        69
                                            ---------   --------  --------  --------  ---------  --------  --------  --------
Net interest income after
   provision for loan losses..                  4,412      4,037     4,171     4,184      4,246     4,202     4,131     4,132
Total noninterest income:.....                    147         85       149       100        144       111       111        94
Total noninterest expense.....                 10,477      1,340     1,378     1,691      2,193     1,542     1,525     1,534
                                            ---------   --------  --------  --------  ---------  --------  --------  --------
Income before income taxes....                 (5,918)     2,782     2,942     2,593      2,197     2,771     2,717     2,692
Income tax expense............                 (2,297)     1,085     1,164     1,051        697     1,105     1,100     1,050
                                            ---------   --------  --------  --------  ---------  --------  --------  --------
Net income....................              $  (3,621)  $  1,697  $  1,778  $  1,542  $   1,499  $  1,666  $  1,617  $  1,642
                                            =========   ========  ========  ========  ========== ========  ========  ========


      Information regarding the financial statements and the Independent Auditor's Report appears in the Virginia Capital Bancshares, Inc. and Subsidiary Financial Statements attached as Exhibit 99.0 and is incorporated herein by this reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Information regarding change in accountants appears in Current Report on Form 8-K filed on March 30, 1999 and is incorporated herein by reference.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information regarding the Board of Directors of the Company.


                                                                               Director           Term
Name                        Age(1)       Position(s) Held                      Since(2)          Expires
----                        ------       ------------------------              --------          ------

H. Smith McKann              84          Chairman of the Board                   1955               2001

Ronald G. Beck               62          Vice Chairman of the Board              1988               1999

Samuel C. Harding, Jr.       57          Director and President                  1987               2000

Peggy J. Newman              58          Director, Executive Vice President,     1988               2001
                                         Secretary and Treasurer

William M. Anderson, Jr.     56          Director                                1988               1999

O'Conor Ashby                51          Director                                1992               2000

Ernest N. Donahoe, Jr.       61          Director                                1982               1999

DuVal Q. Hicks, Jr.          78          Director                                1958               2001

Charles S. Rowe              73          Director                                1956               2000

____________________________________
(1)  As of December 31, 1998.
(2) Includes years of service as a director of the Company's predecessor, the Bank. All Directors of the Company were appointed in 1998, the first year of its incorporation.

Biographical Information

Directors and Executive Officers

  H. Smith McKann is the President and owner of General Products Company, Fredericksburg, Virginia. Mr. McKann has served as a director of the Bank since 1955 and has been Chairman since 1996.

  Ronald G. Beck is the President of Clayborne C. Beck & Sons, Inc., Fredericksburg, Virginia, which sells furniture grade lumber worldwide. Mr. Beck has served as a director of the Bank since 1988 and currently serves as Vice Chairman of the Board.

  Samuel C. Harding, Jr. serves as President of the Bank and has held that position since 1992. Mr. Harding has been with the Bank since 1972 and was elected director in 1987.

  Peggy J. Newman serves as Executive Vice President, Secretary and Treasurer of the Bank and has held these positions since 1992. Ms. Newman has been with the Bank for 33 years and was elected director in 1988.

  William M. Anderson, Jr. was elected to the Board in 1988 and is currently the President of Mary Washington College, Fredericksburg, Virginia. He has served in that position since 1982.

  O'Conor Ashby is a partner in the law firm of Willis & Ashby. He has been a partner with that firm since 1975. Mr. Ashby, who has served on the Board of the Bank since 1992 also is currently on the Board of Medicorp Services, Inc.

  Ernest N. Donahoe, Jr. Is an engineer and has been a partner with Sullivan, Donahoe & Ingalls, P.C. since 1968. Mr. Donahoe has been a Board member of the Bank since 1982.

  DuVal Q. Hicks, Jr. is a retired attorney, formerly with Hicks, Baker and Peterson. Mr. Hicks has been a director of the Bank since 1958.

  Charles S. Rowe is a retired Editor and Co-publisher of the Free Lance-Star, Fredericksburg, Virginia and a former director of the Associated Press. He has served as a director of the Bank since 1956.


ITEM 11.  EXECUTIVE COMPENSATION

Directors' Fees

  Directors of the Company do not receive any fees or retainer for serving on the Company's Board of Directors. All directors of the Bank receive a monthly fee of $1,700 for the two regularly scheduled monthly meetings attended. Effective August 1, 1998, such fees were increased to $2,000 for the two regularly scheduled monthly meetings attended. Messrs. Beck and Donohoe additionally receive $400 per month for Loan Committee meetings attended.

Executive Compensation

  Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank as well as other compensation paid or accrued for services rendered in all capacities during the year ended December 31, 1998, to the Chief Executive Officer and the highest paid executive officer of the Bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").


                                                       Annual Compensation(1)
                                        --------------------------------------------------
                                                                 Other
                                                                Annual      All Other
                                                                Compen-     Compen-
Name and                                 Salary      Bonus      sation      sation
Principal Positions              Year     ($)         ($)       ($)(2)      ($)(3)
-------------------------------  ----   --------    -------    ---------  -----------
Samuel C. Harding, Jr.           1998   $218,775    $25,000                 $35,160
  President (principal
  executive officer)


Peggy J. Newman                  1998   $213,525    $25,000                 $42,604
  Executive Vice President,
  Secretary and Treasurer
  (principal financial officer)

-------------------------------
(1) Under Annual Compensation, the column titled "Salary" includes directors' fees for Mr. Harding and Ms. Newman.
(2) For 1998, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 1998, the Bank had no restricted stock or stock related plans in existence.
(3) Includes deferred compensation of $30,663 and $38,107 for Mr. Harding and Ms. Newman, respectively under the Management Security Plan. Also includes matching contributions of $4,497 and $4,497 to the accounts of Mr. Harding and Ms. Newman, respectively, under the Bank's 401(k) Plan.

Employment Agreements

     The Bank and the Company entered into employment agreements (collectively, the "Employment Agreements") with Mr. Harding and Ms. Newman (individually, the "Executive"). The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of both Mr. Harding and Ms. Newman.

     The Employment Agreements provide for a three-year term for each Executive. The Bank Employment Agreements provide that, commencing on the first anniversary date of the agreement and continuing each anniversary date thereafter, the Board of Directors of the Bank may extend each of the agreements for an additional year so that the remaining term shall be three years unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The terms of the Company Employment Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company. The Bank and the Company Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries, which will be effective for such Employment Agreements for Mr. Harding and Ms. Newman will be $194,775 and $189,525, respectively. In addition to the base salary, the Employment Agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing certain fringe benefits available to similarly situated executive personnel. The Employment Agreements provide for termination by the Bank or the Company for cause (as described in the agreements) at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon (i) the failure to re-elect the Executive to his/her current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of the Bank or the Company; or (v) a breach of the Employment Agreements by the Bank or the Company; the Executive or, in the event of death, the Executive's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to the Executive during the remaining term of the Employment Agreements. In addition, the Executive would receive a payment attributable to the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank or the Company during the remaining term of the Employment Agreements, together with the value of certain stock-based incentives previously awarded to the Executive. The Bank and the Company would also continue and pay for the Executive's life and disability coverage for the remaining term of the Employment Agreement, as well as provide medical and hospitalization coverage until the Executive at least attains eligible Medicare age. Upon any termination of the Executive, the Executive is subject to a covenant not to compete with the Company or the Bank for one year.

     Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, the Executive's beneficiary would be entitled to a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of certain stock-based incentives previously awarded to the Executive; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months (except medical and hospitalization would be provided at least until the Executive attains eligible Medicare age). Notwithstanding that both Employment Agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement. In the event of a change in control of the Bank or the Company, the total amount of payments due under the Agreements, based solely on the base salaries paid to Mr. Harding and Ms. Newman and excluding any benefits under any employee benefit plan which may be payable, would equal approximately $1.2 million.

     Payments to the Executive under the Bank Employment Agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company Employment Agreements would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under federal and Virginia law, respectively.

     Pension Plan. The Bank maintains a tax-qualified defined benefit pension plan for its employees (the "Pension Plan"). Eligible employees begin participating in the Pension Plan following the completion of one year of service (as described in the Plan) and attainment of the age 21. A participant in the Pension Plan generally becomes vested in his accrued benefit under the plan upon completing five years of service. Participants also become 100% vested in their accrual benefit under the Pension Plan upon incurring a disability (as described in the plan) and upon the attainment of their "normal retirement age" (as described in the Plan). The Pension Plan is funded solely through contributions made by the Bank.

     A participant's accrued benefit under the Pension Plan is actuarially determined based on his or her years of service with the Bank and his or her average monthly compensation (as described in the Plan), including average monthly compensation in excess of an integration to the Social Security Taxable Wage Base.

     The table below reflects the annual pension benefit payable to a participant in the Pension Plan, assuming various levels of "Average Monthly Compensation" (as defined in the Pension Plan) and years of service credited as of the participant's normal retirement age. As of December 31, 1998, Mr. Harding and Ms. Newman had 26 and 33 years of service with the Bank, respectively, for purposes of the Pension Plan.

                            Years of Credited Service
               --------------------------------------------------
  Average
  Annual
Earnings(1)         15        20        25        30        35
-----------    --------------------------------------------------
   $ 50,000      $ 19,833  $ 26,444  $ 33,055  $ 33,055  $ 33,055
   $ 75,000      $ 31,271  $ 41,694  $ 52,118  $ 52,118  $ 52,118
   $100,000      $ 42,708  $ 56,944  $ 71,180  $ 71,180  $ 71,180
   $125,000      $ 54,146  $ 72,194  $ 90,243  $ 90,243  $ 90,243
   $150,000      $ 65,583  $ 87,444  $109,305  $109,305  $109,305
   $175,000      $ 77,021  $102,694  $128,368  $128,368  $128,368
   $200,000      $ 88,458  $117,944  $147,430  $147,430  $147,430
   $250,000      $111,333  $148,444  $185,555  $185,555  $185,555
   $300,000      $134,208  $178,944  $223,680  $223,680  $223,680
   $350,000      $157,083  $209,444  $261,805  $261,805  $261,805
   $400,000      $179,958  $239,944  $299,930  $299,930  $299,930

--------------------
(1) Code Section 401(a)(17) limits the amount of compensation the Bank may consider in computing benefits under the Pension Plan to $150,000, effective with respect to the Pension Plan for plan years beginning on or after January 1, 1994, as periodically adjusted ($160,000 for 1998).

     Supplemental Executive Retirement Plan. The Code limits the amount of compensation the Bank may consider in providing benefits under its tax-qualified retirement plans, such as the 401(k) Plan, the Pension Plan and the ESOP. The Code further limits the amount of benefit accruals and annual contributions under such plans on behalf of any employee. The Bank has previously taken action to separately provide benefits to Mr. Harding and Ms. Newman that would have accrued under the Pension Plan but for the limitation on compensation the Bank may consider under the Pension Plan less benefits that actually accrue under the Pension Plan for the benefit of Mr. Harding and Ms. Newman. Upon Conversion, the Bank also intends to provide for similar benefits with respect to the 401(k) Plan and ESOP, as well as benefits otherwise limited by other provisions of the Code or the terms of the ESOP loan.

     To provide for such benefits, the Bank implemented a non-qualified deferred compensation arrangement known as a "Supplemental Executive Retirement Plan" ("SERP"). The SERP will generally provide benefits to eligible individuals (designated by the Board of Directors of the Bank or its affiliates) that cannot be provided under the Pension Plan, 401(k) Plan and/or ESOP as a result of the limitations imposed by the Code, but that would have been provided under the Pension Plan, 401(k) Plan and/or ESOP but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Code, the SERP will also make up lost ESOP benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether the individual terminates employment) prior to the complete scheduled repayment of the ESOP loan. Generally, upon the retirement of an eligible individual or upon a change in control of the Bank or the Company prior to complete repayment of the ESOP Loan, the SERP will provide the individual with a benefit equal to what the individual would have received under the ESOP had he remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan less the benefits actually provided under the ESOP on behalf of such individual. An individual's benefits under the SERP will generally become payable upon the participant's retirement (in accordance with the standard retirement policies of the Bank), upon the change in control of the Bank or the Company or as determined under the applicable tax-qualified retirement plans sponsored by the Bank.

     The Bank may establish a grantor trust in connection with the SERP to satisfy the obligations of the Bank with respect to the SERP. The assets of the grantor trust would remain subject to the claims of the Bank's general creditors in the event of the Bank's insolvency until paid to the individual pursuant to the terms of the SERP.

     Management Security Plan. The Bank currently sponsors a non-tax qualified deferred compensation arrangement for approximately ten employees, including Mr. Harding and Ms. Newman, known as the Fredericksburg Savings and Loan Association, F.A. Management Security Plan (the "Management Security Plan").
The Management Security Plan generally provides a payment to each covered individual upon his or her death, disability, retirement, or termination of employment after five or more years of service. Benefits under the Management Security Plan are based on a flat dollar amount (specified for each individual in a separate "Benefit Agreement") multiplied by the individual's years of service with the Bank. Participants become fully vested in benefits under the Management Security Plan after the completion of five years of service with the Bank. The annual benefits for Mr. Harding and Ms. Newman are $3,685 and $4,000, respectively, multiplied by each individual's respective years of service with the Bank. As of December 31, 1998, Mr. Harding and Ms. Newman had completed 27 and 33 years of service, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, who owns more than 5% of the Company's Common Stock as of the Record Date.



                       Name and Address of              Number
 Title of Class         Beneficial Owner              of Shares    Percent of Class
-----------------------------------------------------------------------------------
Common Stock      Fredericksburg Savings Bank          912,384(1)               8.0%
                  Employee Stock Ownership Plan
                  and Trust (the "ESOP")
                  400 George Street
                  Fredericksburg, Virginia 22404

Common Stock      Fredericksburg Savings               844,800(2)               7.4%
                  Charitable
                  Foundation (the "Foundation")
                  400 George Street
                  Fredericksburg, Virginia  22404

_____________________________
(1) Shares of Common Stock were acquired by the ESOP in the Bank's Conversion. The ESOP Committee administers the ESOP. First Bankers Trust, N.A. has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of December 31, 1998, 11,404 shares had been allocated under the ESOP, but not reported to participants. Under the ESOP, unallocated shares and allocated shares as to which voting instructions are not given by participants are to be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").
(2) The Foundation was established and funded by the Company in connection with the Bank's Conversion with an amount of the Company's Common Stock equal to 7.4% of the total amount of Common Stock issued in the Conversion. The Foundation is a Delaware non-stock corporation and is dedicated to the promotion of charitable purposes within the communities in which the Bank operates. The Foundation is governed by a board of directors with five members, four of whom are directors or officers of the Company or the Bank. The fifth is an individual from the Bank's local community. Pursuant to the terms of the contribution of Common Stock, as mandated by the Office of Thrift Supervision ("OTS"), all shares of Common Stock held by the Foundation must be voted in the same ratio as all other shares of the Company's Common Stock on all proposals considered by shareholders of the Company.

Security Ownership of Management

     The following table sets forth, as of March 1, 1999, the number of shares of Common Stock that the directors and executive officers own and that all directors and executive officers own as a group.


                                              Number of   Percent
  Name                       Title of Class    Shares     of Class
--------------------------   --------------   ----------  ---------
H. Smith McKann               Common Stock      30,000           *
Ronald G. Beck                Common Stock      30,000           *
Samuel C. Harding, Jr.        Common Stock      30,800           *
Peggy J. Newman               Common Stock      30,000           *
O'Conor Ashby                 Common Stock      10,000           *
Ernest N. Donohoe             Common Stock      10,000           *
DuVal Q. Hicks, Jr.           Common Stock      30,000           *
Charles S. Rowe               Common Stock      30,000           *
William M. Anderson, Jr.      Common Stock          --          --%

All directors and executive                    200,800        1.76%
officers as a group (9)                        =======       =====

*Does not exceed 1.0% of the Company's voting securities.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Certain Related Persons

  The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

  Prior to FIRREA, the Bank made loans to its executive officers and Directors which were secured by their primary residences. The rates of interest charged by the Bank on such loans were the Bank's cost of funds. Pursuant to FIRREA, in 1989, the Bank discontinued its practice of making such preferential loans to its officers and Directors. However, all such pre-FIRREA preferential loans were "grandfathered" under FIRREA. The Bank intends to implement a policy whereby it will begin to again offer loans to executive officers and Directors. Such loans, as well as loans made to Bank employees, will be made on the same terms and conditions offered to the general public. If the Bank implements a policy of extending credit to executive officers and Directors, such policy will provide that all such loans will be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1998, the Bank had $573,000 of loans to executive officers or Directors all of which had balances of less than $60,000 as of December 31, 1998 or were made by the Bank in the ordinary course of business with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

  The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


  (a) (1)  The following are filed as a part of this report:

            .  Independent Auditors' Report

            .  Balance Sheet as of December 31, 1998 and 1997

            . Statements of Income for Each of the Years in the Three-Year Period Ended December 31, 1998

            . Statements of Changes in Equity Capital for Each of the Years in the Three-Year Period Ended December 31, 1998

            . Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1998

            .  Notes to Consolidated Financial Statements

        (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        (3)    Exhibits

3.1    Articles of Incorporation of Virginia Capital Bancshares, Inc.(1)
3.2    Bylaws of Virginia Capital Bancshares, Inc.(1)
4.1    Draft Stock Certificate of Virginia Capital Bancshares, Inc.(1)
10.1   Fredericksburg Savings Bank Employee Stock Ownership Trust Agreement
10.2   ESOP Loan Commitment Letter and ESOP Loan Documents
10.3 Employment Agreement between Fredericksburg Savings Bank and Samuel C. Harding, Jr.
10.4   Employment Agreement between Fredericksburg Savings Bank and Peggy J.
       Newman
10.5   Employment Agreement between Virginia Capital Bancshares, Inc. and Samuel
       C. Harding, Jr.
10.6   Employment Agreement between Virginia Capital Bancshares, Inc. and Peggy
       J. Newman
10.7   Fredericksburg Savings Bank Employee Severance Compensation Plan
10.8   Fredericksburg Savings Bank Supplemental Executive Retirement Plan
11.0   Computation of earnings per share
16.0   Letter re: Change in Certifying Accountant(2)
21.0 Subsidiary information is incorporated herein by reference to "Item I. Business - General."
27.1   Financial Data Schedule
99.0   Financial Statements for Virginia Capital Bancshares, Inc. and Subsidiary

____________________
(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on September 11, 1998, Registration No. 33-63309.
(2) Incorporated herein by reference into this document from the Current Report on Form 8-K filed on March 30, 1999.

(b)  Reports on Form 8-K

     None.

CONFORMED
                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fredericksburg, Commonwealth of Virginia, on March 31, 1999.

VIRGINIA CAPITAL BANCSHARES, INC.


By:  /s/ Samuel C. Harding, Jr.
     -----------------------------
     Samuel C. Harding, Jr.
     President and Director

     Pursuant to the requirements of the Section 13 of Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


   Name                                             Title                              Date
   ----                                             -----                              ----
/s/ Samuel C. Harding, Jr.                         President and Director               March 31, 1999
-----------------------------                      (principal executive officer)
Samuel C. Harding, Jr.


/s/ Peggy J. Newman                                Executive Vice President,            March 31, 1999
-----------------------------                      Treasurer, Secretary and Director
Peggy J. Newman                                    (principal accounting
                                                   and financial officer)


/s/ H. Smith McKann                                Chairman of the Board                March 31, 1999
-----------------------------
H. Smith McKann


/s/ Ronald G. Beck                                 Vice Chairman of the Board           March 31, 1999
-----------------------------
Ronald G. Beck


/s/ William M. Anderson, Jr.                       Director                             March 31, 1999
-----------------------------
William M. Anderson, Jr.


/s/ O'Conor Ashby                                  Director                             March 31, 1999
-----------------------------
O'Conor Ashby


/s/ Ernest N. Donahoe, Jr.                         Director                             March 31, 1999
-----------------------------
Ernest N. Donahoe, Jr.


/s/ DuVal Q. Hicks, Jr.                            Director                             March 31, 1999
-----------------------------
DuVal Q. Hicks, Jr.


/s/ Charles S. Rowe                                Director                             March 31, 1999
-----------------------------
Charles S. Rowe