Form 10-Q
period 1999-03-31
VIRGINIA CAPITAL BANCSHARES INC
filed 1999-05-17
CIK 1069669

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-25031


                       VIRGINIA CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Virginia                                                            54-1913168
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

400 George Street, Fredericksburg, Virginia                                22404
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (540) 899-5500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes    X    No_____
                                                                  -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,404,800 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 1999.

                       Virginia Capital Bancshares, Inc.

                                   Form 10-Q

                     For the Quarter Ended March 31, 1999

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets at
     March 31, 1999 (unaudited) and December 31, 1998........................  3

     Consolidated Statements of Income - For the Three
     Months Ended March 31, 1999 and 1998 (unaudited)........................  4

     Consolidated Statements of Changes in Stockholders' Equity -
     For the Three Months Ended March 31, 1999 and 1998 (unaudited)..........  5

     Consolidated Statements of Cash Flows - For the
     Three Months Ended March 31, 1999 and 1998 (unaudited)..................  6

     Notes to Consolidated Financial Statements..............................  7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 14

PART II:  OTHER INFORMATION.................................................. 14

Item 1.   Legal Proceedings.................................................. 14
Item 2.   Changes in Securities and Use of Proceeds.......................... 14
Item 3.   Defaults Upon Senior Securities.................................... 15
Item 4.   Submission of Matters to a Vote of Security Holders................ 15
Item 5.   Other Information.................................................. 15
Item 6.   Exhibits and Reports on Form 8-K................................... 16

SIGNATURES................................................................... 17

PART I.  FINANCIAL INFORMATION

                       VIRGINIA CAPITAL BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                          (unaudited)
                                                                            March 31,        December 31,
                                                                              1999               1998
                                                                              ----               ----
Assets
Cash and cash equivalents (includes interest-bearing
  deposits of $57,956 in 1999; $114,963 in 1998)                               $ 58,693            $115,734
Investment securities
   Held-to-maturity (fair value $940 in 1999; $1,003 in 1998)                       921                 990
   Available-for-sale (cost $72,176 in 1999; $29,709 in 1998)                    72,792              30,381
Federal Home Loan Bank stock, restricted, at cost                                 3,613               3,539
Loans receivable, net                                                           410,659             411,791
Accrued interest receivable                                                       3,610               2,588
Foreclosed real estate, net                                                       1,171               1,177
Property and equipment, net                                                       3,696               3,587
Other assets                                                                        251                 472
Deferred tax asset                                                                6,438               6,417
                                                                           --------------------------------
               Total assets                                                    $561,844            $576,676
                                                                           ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                                       $355,013            $354,788
Official bank checks                                                              1,950              21,064
Advances from Federal Home Loan Bank                                              8,000               8,000
Advances from borrowers for taxes and insurance                                   2,512               1,048
Accrued expenses and other liabilities                                            7,834               6,570
                                                                           --------------------------------
               Total liabilities                                                375,309             391,470
                                                                           --------------------------------


STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, none issued                             -                   -
Common stock, $.01 par value, 75,000,000 shares authorized,
  issued and outstanding 11,404,800                                                 114                 114
Additional paid-in capital                                                      112,321             112,303
Unallocated common stock held by Employee Stock Ownership Plan                   (8,851)             (8,920)
Retained earnings, substantially restricted                                      82,569              81,292
Accumulated other comprehensive income                                              382                 417
                                                                           --------------------------------
               Total stockholders' equity                                       186,535             185,206
                                                                           --------------------------------

               Total liabilities and stockholders' equity                      $561,844            $576,676
                                                                           ================================

See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                                   1999             1998
                                                                          ----------------------------------
INTEREST INCOME
Interest and fees on loans                                                       $8,074           $8,413
Interest on investment securities                                                 1,698              680
                                                                          ----------------------------------
     Total interest income                                                        9,772            9,093
                                                                          ----------------------------------

INTEREST EXPENSE
Deposits                                                                          4,173            4,681
Advances and other borrowings                                                       122              122
                                                                          ----------------------------------
     Total interest expense                                                       4,295            4,803
                                                                          ----------------------------------

     Net interest income before provision for loan losses                         5,477            4,290

                                                                          ----------------------------------
Provision for loan losses                                                             -              106
                                                                          ----------------------------------

     Net interest income after provision for loan losses                          5,477            4,184
                                                                          ----------------------------------

NONINTEREST INCOME
Fees and service charges                                                             66               76
Other                                                                                49               24
                                                                          ----------------------------------
     Total noninterest income                                                       115              100
                                                                          ----------------------------------

NONINTEREST EXPENSE
Compensation and benefits                                                           880              732
Occupancy and equipment                                                             183              173
Federal deposit insurance premium                                                    57               59
Other                                                                               689              727
                                                                          ----------------------------------
     Total noninterest expense                                                    1,809            1,691
                                                                          ----------------------------------

Income before income taxes                                                        3,783            2,593

Income taxes                                                                      1,455            1,051

                                                                          ----------------------------------
Net income                                                                       $2,328           $1,542
                                                                          ==================================

NET INCOME PER SHARE:
Basic                                                                            $  .22                -
Diluted                                                                          $  .22                -


See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                       Unallocated      Retained      Accumulated
                                                           Additional     Common        Earnings         Other
                                        Preferred  Common   Paid-in     Stock Held   Substantially   Comprehensive     Total
                                          Stock    Stock    Capital      By ESOP       Restricted        Income       Equity
                                          -----    -----    -------      -------       ----------        ------       ------
Balance, December 31, 1998                 $    -    $114    $112,303      $(8,920)        $81,292            $417   $185,206

Comprehensive income
     Net Income                                 -       -           -            -           2,328               -      2,328
     Change in net unrealized
     gain on securities
     available for sale                         -       -           -            -               -             (35)       (35)
                                      ---------------------------------------------------------------------------------------
Comprehensive income                                                                         2,328             (35)     2,293
Dividend paid ($0.10 per  share)                -       -           -            -          (1,051)              -     (1,051)
Allocation of ESOP shares                       -       -          18           69               -                         87
                                      ---------------------------------------------------------------------------------------
Balance, March 31, 1999                    $    -    $114    $112,321      $(8,851)        $82,569            $382   $186,535
                                      =======================================================================================

Balance, December 31, 1997                 $    -    $  -    $      -        $   -         $79,896            $177   $ 80,073

Comprehensive income
     Net Income                                 -       -           -            -           1,542               -      1,542
     Change in net unrealized
     gain on securities
     available for sale                         -       -           -            -              -               93         93
                                      ---------------------------------------------------------------------------------------
Balance, December 31, 1998                 $    -    $  -    $      -        $   -        $81,438             $270   $ 81,708
                                      =======================================================================================


See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                           -----------------------------------
                                                                                      1999        1998
                                                                           -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $ 2,328         $ 1,542
     Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation                                                                  93              83
         Provision for loan losses                                                      -             106
         Provision for loss on real estate owned                                       73              13
         Premium/discount on investment securities                                     11              (1)
         (Increase) decrease in accrued interest receivable                        (1,022)            128
         (Increase) decrease in other assets                                         (389)           (993)
         Increase (decrease) in advances by borrowers for taxes and                 1,464           1,562
         insurance
         Increase (decrease) in other liabilities                                   1,264             774
                                                                           -----------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,822           3,214
                                                                           -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from redemption of securities available-for-sale                      1,500           3,500
     Purchase of FHLB stock                                                           (74)            (91)
     Purchase of securities available-for-sale                                    (43,977)         (2,052)
     Principal payments on mortgaged-backed securities                                 92              52
     held-to-maturity
     Loan originations and principal payments, net                                  1,133           1,493
     Purchases of equipment                                                          (202)            (44)
     Proceeds from sale of real estate owned                                          605             448
                                                                           -----------------------------------
               NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (40,923)          3,306
                                                                           -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in savings accounts                                    2,626          (1,217)
     Net increase (decrease) in official bank checks                              (19,114)           (117)
     Net increase (decrease) in certificates of deposit                            (2,401)            606
     Cash dividend paid                                                            (1,051)              -
                                                                           -----------------------------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (19,940)           (728)
                                                                           -----------------------------------

Net increase (decrease) in cash and cash equivalents                              (57,041)          5,792

Cash and cash equivalents at beginning of period                                  115,734          11,287
                                                                           -----------------------------------

Cash and cash equivalents at end of period                                        $58,693         $17,079
                                                                           ===================================


See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999



1. The consolidated financial statements include the Company's wholly-owned subsidiary Fredericksburg Savings Bank (the "Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Virginia Capital Bancshares, Inc. (the "Company") as of March 31, 1999, and the results of its operations for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for all of 1999.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders in Form 10-K for the year ended December 31, 1998.

2. Earnings per share have been calculated using weighted shares outstanding totalling 10,507,749 shares for the first quarter of 1999. Excluded from weighted shares outstanding are average unallocated ESOP shares averaging 897,051 shares for the first quarter of 1999. The Company has no common stock equivalents.

                         PART I: FINANCIAL INFORMATION
                       VIRGINIA CAPITAL BANCSHARES, INC.
                                MARCH 31, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

GENERAL

     Virginia Capital Bancshares, Inc. ("the Company") is the holding company for Fredericksburg Savings Bank ("the Bank"). The Company is headquartered in Fredericksburg, Virginia and its principal business currently consists of the operations of the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and fees and other service charges. The Bank's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, the cost of foreclosed real estate operations, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     The Company's consolidated assets totalled $561.8 million at March 31, 1999, a decrease of $14.8 million, or 2.6% from total assets of $576.7 million at December 31, 1998. The decrease in assets was due primarily to the return of excess funds received from the public offering of stock completed in December 1998. In February, a dividend of $.10 per share was paid totalling $1.1 million. Stockholders' equity of $187 million represented 33.20% of total assets.

     LOANS. Net loans receivable decreased $1.1 million to $410.7 million at March 31, 1999 from $411.8 million at December 31, 1998. One-to-four family mortgage loans decreased $700,000 to $364.6 million at March 31, 1999 from $365.3 million at December 31, 1998.

     ALLOWANCE FOR LOAN LOSSES.   The allowance for loan losses remained
constant at $5.7 million at March 31, 1999 and December 31, 1998. At March 31, 1999, the allowance for loan losses provided coverage of 115.70% of total nonperforming loans of $4.9 million, a slight increase from 115.48% of total nonperforming loans of $4.9 million at December 31, 1998. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. Management considers the allowance for loan losses adequate at March 31, 1999 to cover losses inherent in the loan portfolio. Loans considered impaired in accordance with FASB No.114 had recorded investments of $8.0 million at March 31, 1999 and December 31, 1998. The allowance for loan losses related to these impaired loans totalled $887,000 at March 31, 1999 and $847,000 at March 31, 1998. Other key asset quality ratios are as follows:

                                                              March 31
                                                           --------------
                                                           1999         1998
                                                           ----         ----
     Non-performing loans to total assets                  .88%         .94%
     Non-performing loans to total loans                  1.14%        1.04%
     Non-performing assets to total assets                1.08%        1.45%
     Allowance for loan losses to total loans             1.32%        1.27%

     INVESTMENT SECURITIES. Investment securities classified as available-for-sale totalled $72.8 million at March 31, 1999, a net increase of $42.4 million from $30.4 million at December 31, 1998. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at March 31, 1999.

                                                                             Amortized       Estimated
                                                                                Cost         Fair Value
                                                                         --------------------------------
U.S. Treasury and agency obligations                                            $32,086        $32,147
Corporate securities                                                             31,765         31,673
State and local municipal bonds                                                   1,865          1,882
Equity securities                                                                 2,624          3,650
Mutual fund                                                                       1,336          1,322
Dual index consolidated bonds                                                     2,500          2,118
                                                                         --------------------------------

                                                                                $72,176        $72,792
                                                                         ================================

Maturities of available-for-sale securities at March 31, 1999, are as follows:

MATURITY CATEGORIES

                                                                             Amortized       Estimated
                                                                                Cost         Fair Value
                                                                         --------------------------------
Mutual fund                                                                     $ 1,336        $ 1,322
Equity securities                                                                 2,624          3,650
Due in one year or less                                                           7,253          7,288
Due after one year through three years                                           35,761         35,766
Due after three years through five years                                         21,502         21,395
Due after five years                                                              3,700          3,371
                                                                         --------------------------------

                                                                                $72,176        $72,792
                                                                         ================================

     DEPOSITS. Total deposits increased $225,000 from $354.8 million at December 31, 1998 to $355.0 million at March 31, 1999. Interest checking increased $659,000 in the first quarter of 1999.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

     GENERAL.   Net income for the three months ended March 31, 1999 increased approximately $800,000 to $2.3 million compared to net income of $1.5 million for the three months ended March 31, 1998.

     INTEREST INCOME.   Interest income for the three months ended March 31,
1999 increased $679,000 to $9.8 million, from $9.1 million for the comparable period in 1998. Interest on mortgage loans, the largest component of interest income, decreased $371,000 from $8.2 million for the three months ended March 31, 1998 to $7.8 million for the three months ended March 31, 1999. The decrease in interest on mortgage loans is the result of a decline in the average yield on mortgage loans of 39 basis points from 8.21% for the three months ended March 31, 1998 to 7.82% for the three months ended March 31, 1999. The decrease in interest on mortgage loans was offset by an increase in interest on overnight and short-term deposits and investment securities of $1.0 million. The $1.0 million increase is primarily the result of an increase in the average balance of overnight and short-term deposits from $16.4 million for the period ended March 31, 1998 to $92.5 million for the period ended March 31, 1999.

     INTEREST EXPENSE. Interest expense was $4.3 million for the three months ended March 31, 1999, a decrease of $508,000 from $4.8 million for the three months ended March 31, 1998. This decrease is attributable to a $23.9 million decrease in average deposits from $377.0 million for the first quarter of 1998 to $353.1 million for the first quarter of 1999, and, a decrease of 24 basis points in the rates paid on these deposits from 4.97% to 4.73%. The decrease in deposit accounts was due in part to withdrawals made to purchase the Company's common stock in connection with the Bank's conversion.

     NET INTEREST INCOME. Net interest income for the first quarter of 1999 was $5.5 million or 27.67% higher than the $4.3 million reported for the first quarter of 1998. The net interest margin for the quarter was 3.99% compared to 3.72% for the first quarter of 1998. These increases primarily resulted from investment of proceeds from the successful completion of the mutual to stock conversion in December of 1998.

     PROVISION FOR LOAN LOSSES.   Based on management's assessment of the
adequacy of the allowance for loan losses, no provision for loan losses was recorded in the first quarter of 1999. The provision for loan losses recorded for the first quarter of 1998 was $106,000.

     NONINTEREST EXPENSE. Total noninterest expense increased $118,000 to $1.8 million for the three months ended March 31, 1999, compared to $1.7 million for the three months ended March 31, 1998. The compensation and benefits expense increase of $148,000 includes the first quarter 1999 employee stock ownership plan contribution. As this plan was established in 1998, there was no expense related to this plan in the first quarter of 1998. Benefit costs are anticipated to increase in future years based on current actuarial estimates, the existence of the ESOP and the Company's intent to adopt additional stock-based compensation plans. A new marketing program resulted in increased advertising costs in the first quarter of 1999 compared to the first quarter of 1998. The Company's efficiency ratio decreased to 32.36% for the three months ended March 31, 1999 compared to 38.54% for the three months ended March 31, 1998, primarily due to the increase in net interest income. The Company's efficiency ratio may increase in the future with increased ESOP benefit costs and the adoption of a Stock-Based Incentive Plan.

Other key performance ratios are as follows:

                                                     At or For the Three Months
                                                           Ended March 31
                                                           --------------
                                                             1999       1998
                                                             ----       ----
     Return on average assets                               1.65%      1.30%
     Return on average equity                               5.01%      7.62%
     Interest rate spread                                   2.35%      2.89%
     Net interest margin                                    3.99%      3.72%
     Yield on average-interest earning assets               7.11%      7.88%
     Total noninterest expense to average assets            1.28%      1.43%
     Efficiency ratio                                      32.36%     38.54%


LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At March 31, 1999, the Bank's liquidity ratio was 20.57%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The ratio is higher than desired at this time due to the recent infusion of funds from the Company's public offering. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999, the Company's cash and cash equivalents and securities available-for-sale totalled $131.5 million, or 23.4% of the Company's total assets.

     The Bank has other sources of liquidity if a need for additional funds arises. At March 31, 1999, the Bank had $8.0 million in advances outstanding from the FHLB and, at March 31, 1999, had an additional overall borrowing capacity from the FHLB of $37.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 1999, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $19.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 1999, totalled $187.6 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At March 31, 1999, the Bank exceeded all minimum regulatory capital requirements with a tangible capital level of $140.4 million, or 26.97% of total adjusted assets, which is above the required level of $7.8 million, or 1.50%; core capital of $140.4 million, or 26.97% of total adjusted assets, which is above the required level of $20.8 million, or 4.00%; and risk-based capital of $144.4 million, or 45.95% of risk-weighted assets, which is above the required level of $25.1 million, or 8.00%.

YEAR 2000 COMPLIANCE

     The Bank conducted a comprehensive review of its computer systems in September 1997 to identify applications that could be affected by the "Year 2000" issue, and developed an implementation plan to address the issue. The Bank's data processing is performed under agreements with BISYS, Inc. ("BISYS"), a nationwide financial service bureau, and consequently the Bank identified BISYS as its primary mission critical service provider. BISYS has informed the Bank in writing that all reprogramming efforts have been completed as of September 30, 1998. Bank personnel have attended five BISYS workshops in 1998 and 1999 to plan for User Validation Testing and Verification of Year 2000 Compliance as described in Year 2000 publications from the Federal Financial Institutions Examination Council. With BISYS' September 1998 completion of The Remediation Phase and internal certification testing, User Validation Testing began in November 1998 and continued through April 1999. Based on this information, the Bank believes BISYS has demonstrated to be Year 2000 compliant as of December 31, 1998. However, the Bank will continue to review and test BISYS' applications. The User Validation Testing is 100% complete. The completion date was April 30, 1999. The Board of Directors has approved the Bank's Year 2000 Business Recovery Contingency Plan. In response to detailed surveys obtained from each department within the Bank, the plan addresses those facilities, applications, systems and other areas that may be impacted by unforeseen problems related to Year 2000. The Plan will be tested during April and May 1999 using selected functional areas within the Bank.

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

     Additionally, of the seven primary service vendors identified by the Bank, six have completed Year 2000 reprogramming as of December 1998. The remaining one was completed by March 31, 1999, allowing the Bank adequate time for testing. If such systems are found to have unforeseen Year 2000 problems, services will be handled manually, and information will be obtained by telephone.

     The Bank estimates that its costs related to Year 2000 will be approximately $210,000, and has incurred $186,000 through April 30, 1999. The Bank expects the majority of these costs to consist of hardware and software replacements that will upgrade the Bank's computer systems in addition to addressing Year 2000. Management does not expect these costs to have a significant impact on the Bank's financial position or results of operations. However, there can be no assurance that the vendors' systems will be Year 2000 compliant; consequently, the Bank could incur incremental costs to convert to another vendor.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 in the Company's Annual Report on Form 10-K to March 31, 1999.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

          Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of the operation of the Company and the Bank.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          -----------------------------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION.
          -----------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ((S)249.308 OF THIS CHAPTER).
          -------------------------------------------------------------

          (a)  Exhibits

3.1   Articles of Incorporation of Virginia Capital Bancshares, Inc.(1)
3.2   Bylaws of Virginia Capital Bancshares, Inc.(1)
4.1   Draft Stock Certificate of Virginia Capital Bancshares, Inc.(1)
27.0  Financial Data Schedule
____________________
(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on September 11, 1998, Registration No. 33-63309.


          (b)  Reports on Form 8-K

          On March 30, 1999, the Company filed a Current Report on Form 8-K announcing that Cherry, Bekaert & Holland, L.L.P.'s ("Cherry Bekaert") appointment as principal accountants for the Company had been terminated as of March 23, 1999. Cherry Bekaert's letter regarding its agreement with the disclosure set forth in the Form 8-K was filed as an exhibit thereto.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   VIRGINIA CAPITAL BANCSHARES, INC.


Dated:  May 14, 1999          By:  /s/ Samuel C. Harding, Jr.
                                   -----------------------------------
                                        Samuel C. Harding, Jr.
                                        President
                                        (principal executive officer)

Dated:  May 14, 1999          By:  /s/ Peggy J. Newman
                                   -----------------------------------
                                        Peggy J. Newman
                                        Executive Vice President, Treasurer
                                          and Secretary
                                        (principal financial and accounting
                                        officer)