Form 10-Q
period 1999-06-30
VIRGINIA CAPITAL BANCSHARES INC
filed 1999-08-13
CIK 1069669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-25031

                       VIRGINIA CAPITAL BANCSHARES, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


Virginia                                                          54-1913168
--------                                                          ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 George Street, Fredericksburg, Virginia                             22404
-------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)


                                (540) 899-5500
                                --------------
             (Registrant's telephone number, including area code)


                                Not Applicable
                                --------------

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


                                                            Yes  X    No ____
                                                                ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,404,800 shares of common stock, par value $0.01 per share, were outstanding as of August 10, 1999.

                       Virginia Capital Bancshares, Inc.

                                   Form 10-Q

                      For the Quarter Ended June 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets at
     June 30, 1999 (unaudited) and December 31, 1998....................     3

     Consolidated Statements of Income - For the Three
     Months Ended June 30, 1999 and 1998 and the
     Six Months Ended June 30, 1999 and 1998 (unaudited)................     4

     Consolidated Statements of Changes in Stockholders' Equity -
     For the Six Months Ended June 30, 1999 and 1998 (unaudited)........     5

     Consolidated Statements of Cash Flows - For the
     Six Months Ended June 30, 1999 and 1998 (unaudited)................     6

     Notes to Consolidated Financial Statements.........................     7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....    15

PART II:  OTHER INFORMATION.............................................    15

Item 1.   Legal Proceedings.............................................    15
Item 2.   Changes in Securities and Use of Proceeds.....................    15
Item 3.   Defaults Upon Senior Securities...............................    15
Item 4.   Submission of Matters to a Vote of Security Holders...........    16
Item 5.   Other Information.............................................    16
Item 6.   Exhibits and Reports on Form 8-K..............................    17

SIGNATURES..............................................................    18

PART I.   FINANCIAL INFORMATION

                       VIRGINIA CAPITAL BANCSHARES, INC.
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                             (Unaudited)
                                                                              June 30,          December 31,
                                                                                1999               1998
                                                                                ----               ----
Assets
Cash and cash equivalents (includes interest-bearing
  deposits of $36,337 in 1999; $114,963 in 1998)                          $      37,432       $     115,734
Investment securities
   Held-to-maturity (fair value $824 in 1999; $1,003 in 1998)                       809                 990
   Available-for-sale (cost $89,198 in 1999; $29,709 in 1998)                    88,701              30,381
Federal Home Loan Bank stock, restricted, at cost                                 3,613               3,539
Loans receivable, net                                                           412,865             411,791
Accrued interest receivable                                                       3,846               2,588
Foreclosed real estate, net                                                       1,020               1,177
Property and equipment, net                                                       3,714               3,587
Other assets                                                                      7,145               6,889
                                                                          ---------------------------------
               Total assets                                               $     559,145       $     576,676
                                                                          =================================

      Liabilities and Stockholders' equity

Liabilities
Deposits                                                                  $     352,829       $     354,788
Official bank checks                                                              2,979              21,064
Advances from Federal Home Loan Bank                                              8,000               8,000
Advances from borrowers for taxes and insurance                                   1,163               1,048
Accrued expenses and other liabilities                                            6,903               6,570
                                                                          ---------------------------------
               Total liabilities                                                371,874             391,470
                                                                          ---------------------------------


Stockholders' equity
Preferred stock, 5,000,000 shares authorized, none issued                             -                   -
Common stock, $.01 par value, 75,000,000 shares authorized,
  issued and outstanding 11,404,800                                                 114                 114
Additional paid-in capital                                                      112,349             112,303
Unallocated common stock held by Employee Stock Ownership Plan                   (8,782)             (8,920)
Retained earnings, substantially restricted                                      83,898              81,292
Accumulated other comprehensive income (loss)                                      (308)                417
                                                                          ---------------------------------
               Total stockholders' equity                                       187,271             185,206
                                                                          ---------------------------------

               Total liabilities and stockholders' equity                 $     559,145       $     576,676
                                                                          =================================

See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                 Consolidated Statements of Income (Unaudited)
                            (Dollars in Thousands)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                     ------------------------------------------------------------
                                                           1999           1998           1999           1998
                                                     ------------------------------------------------------------
Interest Income
Interest and fees on loans                              $      7,999      $   8,444     $   16,073      $  16,857
Interest on investment securities                              1,793            707          3,491          1,387
                                                     ------------------------------------------------------------
     Total interest income                                     9,792          9,151         19,564         18,244
                                                     ------------------------------------------------------------

Interest expense
Deposits                                                       4,117          4,694          8,290          9,375
Advances and other borrowings                                    123            123            245            245
                                                     ------------------------------------------------------------
     Total interest expense                                    4,240          4,817          8,535          9,620
                                                     ------------------------------------------------------------

     Net interest income before provision for loan             5,552          4,334         11,029          8,624
      losses
                                                     ------------------------------------------------------------
Provision for loan losses                                         45            163             45            269
                                                     ------------------------------------------------------------

     Net interest income after provision for loan              5,507          4,171         10,984          8,355
      losses
                                                     ------------------------------------------------------------

Noninterest income
Fees and service charges                                          62             79            138            156
Securities gains                                                 154             51            177             52
Other                                                              7             19             23             41
                                                     ------------------------------------------------------------
     Total noninterest income                                    223            149            338            249
                                                     ------------------------------------------------------------

Noninterest expense
Compensation and benefits                                        921            730          1,801          1,462
Occupancy and equipment                                          216            170            399            343
Federal deposit insurance premium                                 55             58            112            117
Other                                                            688            420          1,377          1,147
                                                     ------------------------------------------------------------
     Total noninterest expense                                 1,880          1,378          3,689          3,069
                                                     ------------------------------------------------------------

Income before income taxes                                     3,850          2,942          7,633          5,535

Income taxes                                                   1,470          1,164          2,925          2,215
                                                     ------------------------------------------------------------
Net income                                              $      2,380      $   1,778     $    4,708      $   3,320
                                                     ============================================================

Net Income Per Share:

Basic                                                   $        .23              -     $      .45              -
Diluted                                                 $        .23              -     $      .45              -

See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                            (Dollars in Thousands)


                                                               Unallocated      Retained      Accumulated
                                                   Additional     Common        Earnings,        Other
                                Preferred  Common   Paid-in     Stock Held   Substantially   Comprehensive     Total
                                  Stock    Stock    Capital      By ESOP       Restricted    Income (Loss)       Equity
                                  -----    -----    -------      -------       ----------    -------------    ------
Balance, December 31, 1998      $       -  $  114   $ 112,303    $  (8,920)      $  81,292       $     417   $ 185,206

Comprehensive income:
     Net income                         -       -           -            -           4,708               -       4,708
     Change in net unrealized
     gain (loss) on securities
     available-for-sale                 -       -           -            -               -            (725)       (725)
                              ----------------------------------------------------------------------------------------
Comprehensive income                                                                 4,708            (725)      3,983
Dividends declared ($0.20 per
 share)                                 -       -           -            -          (2,102)              -      (2,102)

Allocation of ESOP shares               -       -          46          138               -                         184
                              ----------------------------------------------------------------------------------------

Balance, June 30, 1999          $       -  $  114   $ 112,349    $  (8,782)      $  83,898       $    (308)  $ 187,271
                              ========================================================================================

Balance, December 31, 1997      $       -  $    -   $       -    $       -       $  79,896       $     177   $  80,073

Comprehensive income:
     Net income                         -       -           -            -           3,320               -       3,320
     Change in net unrealized
     gain on securities
     available-for-sale                 -       -           -            -               -             107         107
                              ----------------------------------------------------------------------------------------
Comprehensive income                                                                 3,320             107       3,427
                              ----------------------------------------------------------------------------------------

Balance, June 30, 1998          $       -  $    -   $       -    $       -       $  83,216       $     284   $  83,500
                              ========================================================================================

See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                            (Dollars in Thousands)

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------------------------
Cash flows from operating activities
     Net income                                                              $      4,708     $     3,320
     Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation                                                                 204             172
         Provision for loan losses                                                     45             269
         Provision for loss on real estate owned                                      101              54
         Premium/discount on investment securities                                     80               9
         Amortization of loan discounts and fees                                       46             332
         Gain on sale of securities                                                  (177)            (52)
         Increase in accrued interest receivable                                   (1,258)           (117)
         Increase in other assets                                                    (550)           (619)
         Increase in advances by borrowers for taxes and insurance                    115             298
         Increase in other liabilities                                                333              30
                                                                           ------------------------------
             Net cash provided by operating activities                              3,647           3,696
                                                                           ------------------------------
Cash flows from investing activities
     Proceeds from redemption of securities available-for-sale                      3,500           4,000
     Purchase of FHLB stock                                                           (74)            (91)
     Purchase of securities available-for-sale                                    (63,069)         (3,595)
     Principal payments on mortgaged-backed securities held-to-maturity               229             130
     Loan originations and principal payments, net                                 (1,165)         (4,214)
     Purchases of equipment                                                          (336)           (181)
     Proceeds from sale of real estate owned                                        1,112           1,392
                                                                           ------------------------------
             Net cash used in investing activities                                (59,803)         (2,559)
                                                                           ------------------------------

Cash flows from financing activities
     Net increase (decrease) in savings accounts                                    2,949          (3,135)
     Net decrease in official bank checks                                         (18,085)         (1,235)
     Net increase (decrease) in certificates of deposit                            (4,908)            977
     Cash dividend paid                                                            (2,102)              -
                                                                           ------------------------------
             Net cash used in financing activities                                (22,146)         (3,393)
                                                                           ------------------------------

Net decrease in cash and cash equivalents                                         (78,302)         (2,256)

Cash and cash equivalents at beginning of period                                  115,734          11,287
                                                                           ------------------------------

Cash and cash equivalents at end of period                                   $     37,432     $     9,031
                                                                           ==============================

See notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                 JUNE 30, 1999


1. The consolidated financial statements include the accounts of Virginia Capital Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Fredericksburg Savings Bank (the "Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for each of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be expected for all of 1999.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 1998.

2. The following is a reconciliation of the denominators of the basic and diluted earnings per share. Excluded from weighted shares outstanding are average unallocated ESOP shares totaling 881,844 shares and 891,402 shares for the three months and six months ended June 30, 1999, respectively.

                                                                        Number of Shares
                                                          Three Months Ended         Six Months Ended
                                                            June 30, 1999              June 30, 1999
                                                       --------------------------------------------------
               Basic EPS                                           10,519,153             10,513,398
               Effect of dilutive securities                                -                      -
                                                       --------------------------------------------------
               Diluted EPS                                         10,519,153             10,513,398
                                                       --------------------------------------------------

3. At the June 25, 1999 annual shareholders meeting, the Company's 1999 Stock-Based Incentive Plan was approved. On June 29, 1999, the Company's Board of Directors granted options to officers and directors to acquire 912,386 shares of the Company's stock at an exercise price of $15.3125 per share. Additionally, the Board awarded 364,953 shares of restricted stock to officers and directors with a fair value of $15.3125 per share. These stock options and awards vest over a five-year period commencing July 1, 1999.

                        PART I:  FINANCIAL INFORMATION
                       VIRGINIA CAPITAL BANCSHARES, INC.
                                 JUNE 30, 1999

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

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

     The Company's assets totaled $559.1 million at June 30, 1999, a decrease of $17.5 million, or 3.1% from total assets of $576.7 million at December 31, 1998. The decrease in assets was due primarily to the return of excess funds received from the public offering of stock completed in December 1998. Dividends of $.20 per share were paid totaling $2.2 million during the first six months of 1999. Stockholders' equity of $187 million represented 33.49% of total assets.

     Loans. Net loans receivable increased $1.1 million to $412.9 million at June 30, 1999 from $411.8 million at December 31, 1998. One-to-four family mortgage loans increased $1.2 million to $366.5 million at June 30, 1999 from $365.3 million at December 31, 1998.

     Allowance for Loan Losses. The allowance for loan losses remained constant at $5.7 million at June 30, 1999 and December 31, 1998. At June 30, 1999, the allowance for loan losses provided coverage of 93.85% of total nonperforming loans of $6.1 million, a slight increase from 93.69% of total nonperforming loans of $6.1 million at December 31, 1998. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. Management considers the allowance for loan losses adequate at June 30, 1999 to cover losses inherent in the loan portfolio.

     Investment Securities. Investment securities classified as available-for-sale totaled $88.7 million at June 30, 1999, a net increase of $58.3 million from $30.4 million at December 31, 1998. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at June 30, 1999.

                                                 Amortized       Estimated
                                                    Cost         Fair Value
                                               ------------------------------
U.S. Treasury and agency obligations            $  44,752       $  44,329
Corporate securities                               35,913          35,266
State and local municipal bonds                     1,861           1,853
Equity securities                                   2,822           4,001
Mutual fund                                         1,350           1,332
Dual index consolidated bonds                       2,500           1,920
                                               ------------------------------
                                                $  89,198       $  88,701
                                               ==============================

Maturities of available-for-sale securities at June 30, 1999,

are as follows:                                  Amortized       Estimated
                                                    Cost         Fair Value
                                               ------------------------------
Mutual fund                                     $  1,350        $   1,332
Equity securities                                  2,822            4,001
Due in one year or less                           12,563           12,568
Due after one year through three years            42,875           42,404
Due after three years through five years          26,145           25,501
Due after five years through ten years             3,344            2,791
Due after ten years                                   99              104
                                               ------------------------------
                                                $ 89,198        $  88,701
                                               ==============================

     Deposits. Total deposits decreased $2.0 million from $354.8 million at December 31, 1998 to $352.8 million at June 30, 1999.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and 1998 and for the Six Months Ended June 30, 1999 and 1998

     General. Net income for the three months ended June 30, 1999 increased $602,000 to $2.4 million compared to net income of $1.8 million for the three months ended June 30, 1998. The increase in net income during the three month period ended June 30, 1999 resulted primarily from a $1.2 million increase in net interest income partially offset by increases in non-interest expenses and income taxes of $502,000 and $306,000 respectively. Net income for the six months ended June 30, 1999 increased $1.4 million to $4.7 million compared to net income of $3.3 million for the six months ended June 30, 1998. The increase in net income during the six month period ended June 30, 1999 resulted primarily from a $2.4 million increase in net interest income partially offset by increases in non-interest expenses and income taxes of $620,000 and $710,000, respectively.

     Interest Income. Interest income for the three months ended June 30, 1999 increased $641,000 to $9.8 million, from $9.2 million for the comparable period in 1998. Interest on mortgage loans, the largest component of interest income, decreased $464,000 from $8.2 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999. The decrease in interest on mortgage loans was the result of a decline in the average yield on mortgage loans of 43 basis points from 8.16% to 7.73%. The decrease in interest on mortgage loans was offset by an increase in interest on overnight and short-term deposits and investment securities of $1.1 million. The $1.1 million increase was the result of an increase in the average balance of overnight and short-term deposits from $12.1 million for the three month period ended June 30, 1998 to $43.1 million for the three month period ended June 30, 1999, and, an increase in the average balance of investment securities from $34.2 million for the three month period ended June 30, 1998 to $89.2 million for the three month period ended June 30, 1999.

          Interest income for the six months ended June 30, 1999 increased $1.3 million, from $18.2 million for the six month period ended June 30, 1998 to $19.5 million for the six month period ended June 30, 1999. Interest on mortgage loans decreased $835,000 while interest on overnight and short-term deposits and investment securities increased $2.1 million during this period. The decrease in interest on mortgage loans was the result of a decline in the average yield on mortgage loans of 41 basis points from 8.18% to 7.77%. The $2.1 million increase in interest on overnight and short-term deposits and investment securities was the result of an increase in the average balance of overnight and short-term deposits from $13.8 million for the six month period ended June 30, 1998 to $69.2 million for the six month period ended June 30, 1999, and, an increase in the average balance of investment securities from $34.2 million for the six month period ended June 30, 1998 to $65.8 million for the six month period ended June 30, 1999.

     Interest Expense. Interest expense was $4.3 million for the three months ended June 30, 1999, a decrease of $577,000 from $4.8 million for the three months ended June 30, 1998. This decrease is attributable to a $21.6 million decrease in average deposits from $374.0 million for the second quarter of 1998 to $352.4 million for the second quarter of 1999, and, a decrease of 37 basis points in the rates paid on these deposits from 5.04% to 4.67%. The decrease in deposit accounts was due in part to withdrawals made to purchase the Company's common stock in connection with the Bank's conversion.

     For substantially the same reasons, interest expense decreased $1.1 million from $9.6 million for the six month period ended June 30, 1998 to $8.5 million for the period ended June 30, 1999.

     Net Interest Income. Net interest income for the second quarter of 1999 was $5.6 million or 28.10% higher than the $4.3 million reported for the second quarter of 1998. The net interest margin for the second quarter 1999 was 4.07% compared to 3.76% for the second quarter of 1998. These increases primarily resulted from investment of proceeds from the successful completion of the mutual to stock conversion in December of 1998.

     For substantially the same reason, net interest income was higher for the six month period ended June 30, 1999. During the first six months of 1999, net interest income increased $2.4 million from the same period last year.

     Provision for Loan Losses. The provision for loan losses decreased from $163,000 for the second quarter of 1998 to $45,000 for the second quarter of 1999. The provision for loan losses decreased from $269,000 for the first six months of 1998 to $45,000 for the first six months of 1999. This decrease is primarily the result of a decrease in net charge-offs from $108,000 for the first six months of 1998 to $37,000 for the first six months of 1999. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     Noninterest Expense. Total noninterest expense increased $502,000 to $1.9 million for the three months ended June 30, 1999, compared to $1.4 million for the three months ended June 30, 1998. The compensation and benefits expense increase of $191,000 includes the Fredericksburg Savings Bank Employee Stock Ownership Plan (ESOP) contribution made in the three months ended

June 30, 1999. Because this plan was established in December 1998, there was no expense related to this plan in the second quarter of 1998. Benefit costs are anticipated to increase in future years based on current actuarial estimates, the existence of the ESOP and the Company's adoption of additional stock-based compensation plans. A new marketing program, ATM installation, and costs related to operating a stock company resulted in increases in other noninterest expenses in the second quarter of 1999 compared to the second quarter of 1998. The Company's efficiency ratio increased to 32.55% for the three months ended June 30, 1999 compared to 30.74% for the three months ended June 30, 1998, primarily due to the increase in noninterest expenses. The Company's efficiency ratio may increase in the future with increased ESOP benefit costs and the adoption of stock-based compensation plans.

     For substantially the same reasons, noninterest expense increased $620,000 to $3.7 million for the six month period ended June 30, 1999, compared to $3.1 million for the period ended June 30, 1998. The Company's efficiency ratio decreased to 32.46% for the six months ended June 30, 1999 compared to 34.58% for the six months ended June 30, 1998.

Other key performance ratios are as follows:

                                                                        At or For the Three Months
                                                                              Ended June 30,
                                                                              --------------

                                                                           1999             1998
                                                                           ----             ----
     Return on average assets                                              1.70%            1.50%
     Return on average equity                                              5.08%            8.60%
     Net interest margin                                                   4.07%            3.76%
     Total noninterest expense to average assets                           1.34%            1.16%
     Efficiency ratio                                                     32.55%           30.74%

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At June 30, 1999, the Bank's liquidity ratio was 17.95%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The ratio is higher than desired at this time due to the recent infusion of funds from the Company's public offering. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1999, the Company's cash and cash equivalents and securities available-for-sale totalled $126.1 million, or 22.6% of the Company's total assets.

     The Bank has other sources of liquidity if a need for additional funds arises. At June 30, 1999, the Bank had $8.0 million in advances outstanding from the FHLB and, had an additional overall borrowing capacity from the FHLB of $37.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At June 30, 1999, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $30.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 1999, totalled $183.1 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At June 30, 1999, the Bank exceeded all minimum regulatory capital requirements with a tangible capital level of $142.5 million, or 27.60% of total adjusted assets, which is above the required level of $7.7 million, or 1.50%; core capital of $142.5 million, or 27.60% of total adjusted assets, which is above the required level of $20.7 million, or 4.00%; and risk-based capital of $146.5 million, or 45.98% of risk-weighted assets, which is above the required level of $25.5 million, or 8.00%.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

     The Company and the Bank have been identifying and remediating potential problems which are associated with the "Year 2000" issues since late 1997. The Bank conducted a comprehensive review of its computer systems in September 1997 to identify applications that could be affected by the Year 2000 issue, and developed an implementation plan to address the issue. The Company has fully remedied its in house accounting system, loan tracking system and other software programs identified as mission critical by the Company. All of the hardware associated with these systems has been checked by the Company internally, as well as by an independent computer company, and found to be Year 2000 compliant.

     The Bank's data processing is performed under agreements with BISYS, Inc. ("BISYS"), a nationwide financial service bureau, and consequently the Bank identified BISYS as its primary mission critical service provider. BISYS has informed the Bank in writing that all reprogramming efforts have been completed as of September 30, 1998. Based on this information, the Bank believes BISYS has demonstrated to be Year 2000 compliant as of December 31, 1998. The Board of Directors has approved the Bank's Year 2000 Business Recovery Contingency Plan which is being tested on a monthly basis.

     Through June 30, 1999, the Bank has incurred $193,000 in costs related to Year 2000 and estimates total costs of $250,000. The majority of these costs consist of hardware and software replacements that will upgrade the Bank's computer systems in addition to addressing Year 2000. Management does not expect these costs to have a significant impact on the Bank's financial position or results of operations. However, there can be no assurance that the vendors' systems will be Year 2000 compliant; consequently, the Bank could incur incremental costs to convert to another vendor.

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

     Because the Company depends substantially on its computer systems and those of third parties, the failure of these systems to be Year 2000 compliant could cause substantial disruption of the company's business and could have a material adverse financial impact on the Company. Failure to resolve Year 2000 issues presents the following risks to the Company, which it believes reflects its most reasonably likely worst-case scenario: the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; governmental agencies, such as the Federal Reserve Bank of Richmond, and correspondent institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows before December 31, 1999; and the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed.

     There can be no assurances that the Company's Year 2000 plan will effectively address the Year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has developed and tested a Year 2000 Business Recovery Contingency Plan that calls for the Company to resort to manual processing of transactions until the computer systems resume operation. The Year 2000 Business Recovery Contingency Plan is being tested on a monthly basis. As part of this plan, the Bank has included a Cash and Liquidity Management Policy to address its customers anticipated cash needs beginning in September 1999. Internally, the Company will continue to make changes to its contingency plan as circumstances may warrant.

     The Bank will continue to concentrate on customer awareness and monthly testing of its business recovery plan. In 1999, the Bank made available to its customers a Y2K checklist and Y2K preparedness and scam alert brochures and disclosed its Y2K Readiness Disclosure on its internet web site.

     This disclosure is a Year 2000 Readiness disclosure as defined in the Year 2000 Information and Disclosure Act.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 in the Company's Annual Report on Form 10-K to June 30, 1999.


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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     On June 25, 1999, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms, the approval of the Virginia Capital Bancshares, Inc. 1999 Stock-Based Incentive Plan and the ratification of KPMG LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                                                           Number of Votes       Number of Votes
1. Election of Directors                                         FOR                 WITHHELD
                                                                 ---                 --------
    Ronald G. Beck                                            9,690,454               137,318
    William M. Anderson, Jr.                                  9,660,196               167,576
    Ernest N. Donahoe, Jr.                                    9,721,022               106,750

     The directors whose terms continued and the years their terms expire are as follows: Samuel C. Harding, Jr. (2000), O'Conor Ashby (2000), Charles S. Rowe
(2000), H. Smith McKann (2001), Peggy J. Newman (2001) and DuVal Q. Hicks, Jr.
(2001).

                                               No. of Votes      No. of Votes      No. of Votes      Broker Non-
                                                   FOR             AGAINST           ABSTAIN            VOTES
                                                   ---             -------           -------            -----
2.  Approval of the Virginia Capital
    Bancshares, Inc. 1999 Stock
    Stockholder-Based Incentive Plan            7,169,664           382,914           59,800          2,215,394

                                               No. of Votes      No. of Votes      No. of Votes
                                                   FOR             AGAINST           ABSTAIN
                                                   ---             -------           -------
3.  Ratification of KPMG LLP as the
    Company's Independent Auditors              9,682,090            97,517          48,165


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


                              VIRGINIA CAPITAL BANCSHARES, INC.


Dated:  August 13, 1999       By:   /s/ Samuel C. Harding
                                    ----------------------
                                    Samuel C. Harding, Jr.
                                    President
                                    (principal executive officer)

Dated: August 13, 1999        By:   /s/ Peggy J. Newman
                                    -------------------
                                    Peggy J. Newman
                                    Executive Vice President, Treasurer
                                      and Secretary
                                    (principal financial and accounting officer)