Form 10-Q
period 1999-09-30
VIRGINIA CAPITAL BANCSHARES INC
filed 1999-11-15
CIK 1069669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-25031


                       VIRGINIA CAPITAL BANCSHARES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Virginia                                                             54-1913168
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

400 George Street, Fredericksburg, Virginia                               22404
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (540) 899-5500
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changes since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,834,560 shares of common stock, par value $0.01 per share, were outstanding as of November 5, 1999.

                       Virginia Capital Bancshares, Inc.

                                   Form 10-Q

                   For the Quarter Ended September 30, 1999

                                     INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 1999 (unaudited) and December 31, 1998..........     3

     Consolidated Statements of Income - For the Three
     Months Ended September 30, 1999 and 1998 and the
     Nine Months Ended September 30, 1999 and 1998 (unaudited).....     4

     Consolidated Statements of Changes in Stockholders' Equity -
     For the Nine Months Ended September 30, 1999 and 1998
      (unaudited)..................................................     5

     Consolidated Statements of Cash Flows - For the
     Nine Months Ended September 30, 1999 and 1998 (unaudited).....     6

     Notes to Consolidated Financial Statements....................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.   18

PART II: OTHER INFORMATION..........................................   18

Item 1.  Legal Proceedings..........................................   18
Item 2.  Changes in Securities and Use of Proceeds..................   18
Item 3.  Defaults Upon Senior Securities............................   18
Item 4.  Submission of Matters to a Vote of Security Holders........   18
Item 5.  Other Information..........................................   18
Item 6.  Exhibits and Reports on Form 8-K...........................   19

SIGNATURES.........................................................    20

PART I.  FINANCIAL INFORMATION

                       VIRGINIA CAPITAL BANCSHARES, INC.
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                            (Unaudited)
                                                                           September 30,      December 31,
                                                                                1999              1998
                                                                         -----------------  -----------------
Assets
Cash and cash equivalents (includes interest-bearing
  deposits of $22,433 in 1999; $114,963 in 1998)                                 $ 23,495           $115,734
Investment securities
   Held-to-maturity (fair value $775 in 1999; $1,003 in 1998)                         762                990
   Available-for-sale (cost $88,918 in 1999; $29,709 in 1998)                      88,083             30,381
Federal Home Loan Bank stock, restricted, at cost                                   3,613              3,539
Loans receivable, net                                                             419,468            411,791
Accrued interest receivable                                                         3,618              2,588
Foreclosed real estate, net                                                           674              1,177
Property and equipment, net                                                         3,640              3,587
Other assets                                                                        7,144              6,889
                                                                       -------------------------------------
               Total assets                                                      $550,497           $576,676
                                                                       =====================================

      Liabilities and Stockholders' Equity
Liabilities
Deposits                                                                         $356,954           $354,788
Official bank checks                                                                2,897             21,064
Advances from Federal Home Loan Bank                                                8,000              8,000
Advances from borrowers for taxes and insurance                                     2,530              1,048
Accrued expenses and other liabilities                                              7,079              6,570
                                                                       -------------------------------------
               Total liabilities                                                  377,460            391,470
                                                                       -------------------------------------

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, none issued                               -                  -
Common stock, $.01 par value, 75,000,000 shares authorized,
  issued and outstanding 10,885,800 at September 30, 1999 and
  11,404,800 at December 31, 1998                                                     109                114
Additional paid-in capital                                                        104,255            112,303
Common stock acquired by stock benefit plans                                      (15,784)            (8,920)
Retained earnings, substantially restricted                                        84,975             81,292
Accumulated other comprehensive income (loss)                                        (518)               417
                                                                       -------------------------------------
               Total stockholders' equity                                         173,037            185,206
                                                                       -------------------------------------

               Total liabilities and stockholders' equity                        $550,497           $576,676
                                                                       =====================================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                 Consolidated Statements of Income (Unaudited)
                            (Dollars in Thousands)

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                     ------------------------------------------------------------
                                                           1999           1998           1999           1998
                                                     ------------------------------------------------------------
Interest income
Interest and fees on loans                                    $8,000         $8,294        $24,073        $25,151
Interest on investment securities                              1,706            717          5,197          2,104
                                                     ------------------------------------------------------------
     Total interest income                                     9,706          9,011         29,270         27,255
                                                     ------------------------------------------------------------

Interest expense
Deposits                                                       4,112          4,703         12,402         14,078
Advances and other borrowings                                    125            125            370            370
                                                     ------------------------------------------------------------
     Total interest expense                                    4,237          4,828         12,772         14,448
                                                     ------------------------------------------------------------

     Net interest income before provision for loan
      losses                                                   5,469          4,183         16,498         12,807

Provision for loan losses                                         45            146             90            415
                                                     ------------------------------------------------------------

     Net interest income after provision for loan
      losses                                                   5,424          4,037         16,408         12,392
                                                     ------------------------------------------------------------

Noninterest income
Fees and service charges                                          69             68            207            224
Securities gains                                                  73              -            250             52
Other                                                              4             17             27             58
                                                     ------------------------------------------------------------
     Total noninterest income                                    146             85            484            334
                                                     ------------------------------------------------------------

Noninterest expense
Compensation and benefits                                        992            757          2,793          2,219
Occupancy and equipment                                          209            186            608            529
Federal deposit insurance premium                                 51             57            163            174
Other                                                            986            340          2,363          1,487
                                                     ------------------------------------------------------------
     Total noninterest expense                                 2,238          1,340          5,927          4,409
                                                     ------------------------------------------------------------

Income before income taxes                                     3,332          2,782         10,965          8,317

Income taxes                                                   1,205          1,085          4,130          3,300
                                                     ------------------------------------------------------------
Net income                                                    $2,127         $1,697        $ 6,835        $ 5,017
                                                     ============================================================

Net income per share
Basic                                                           $.21              -           $.66              -
Diluted                                                         $.21              -           $.66              -


See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                            (Dollars in Thousands)


                                                                     Common
                                                                     Stock          Retained      Accumulated
                                                    Additional      Acquired       Earnings,         Other
                                Preferred  Common     Paid-in       By Stock     Substantially   Comprehensive     Total
                                  Stock     Stock     Capital    Benefit Plans     Restricted    Income (Loss)    Equity
                                ---------  -------  -----------  --------------  --------------  --------------  ---------
Balance, December 31, 1998          $   -    $114     $112,303        $ (8,920)        $81,292           $ 417   $185,206

Comprehensive income:
     Net income                         -       -            -               -           6,835               -      6,835
     Change in net unrealized
     gain (loss) on securities
     available-for-sale                 -       -            -               -               -            (935)      (935)
                              -------------------------------------------------------------------------------------------
Comprehensive income                                                                                                5,900
Dividends declared ($0.30 per
 share)                                 -       -            -               -          (3,152)              -     (3,152)

Shares acquired for stock
     benefit plans                      -       -            -          (7,396)              -               -     (7,396)
ESOP shares committed to
     be released                        -       -          113             253               -               -        366
Amortization of stock awards            -       -            -             279               -               -        279
Stock repurchases                       -      (5)      (8,161)              -               -               -     (8,166)
                              -------------------------------------------------------------------------------------------

Balance, September 30, 1999         $   -    $109     $104,255        $(15,784)        $84,975           $(518)  $173,037
                              ===========================================================================================

Balance, December 31, 1997          $   -    $  -     $      -        $      -         $79,896           $ 177   $ 80,073

Comprehensive income:
     Net income                         -       -            -               -           5,017               -      5,017
     Change in net unrealized
     gain on securities
     available-for-sale                 -       -            -               -               -              44         44
                              -------------------------------------------------------------------------------------------
Comprehensive income                                                                                                5,061
                              -------------------------------------------------------------------------------------------

Balance, September 30, 1998         $   -    $  -     $      -        $      -         $84,913           $ 221   $ 85,134
                              ===========================================================================================



See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                            (Dollars in Thousands)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                           ------------------------------
                                                                                  1999          1998
                                                                           ------------------------------
Cash flows from operating activities
     Net income                                                                   $ 6,835          $5,017
     Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation                                                                 317             260
         Provision for loan losses                                                     90             415
         Provision for loss on real estate owned                                        -             (92)
         Premium/discount on investment securities                                   (157)             (4)
         Amortization of loan discounts and fees                                       81             326
         ESOP expense                                                                 365               -
         Stock award expense                                                          279               -
         Gain on sale of securities                                                  (250)            (52)
         (Increase) decrease in accrued interest receivable                        (1,030)             33
         Increase in other assets                                                    (266)         (2,031)
         Increase in other liabilities                                                509             352
                                                                           ------------------------------
           Net cash provided by operating activities                                6,773           4,224
                                                                           ------------------------------
Cash flows from investing activities
          Proceeds from redemption of securities available-for-sale                 7,750           9,015
          Purchase of FHLB stock                                                      (74)            (91)
          Purchases of securities available-for-sale                              (67,116)         (5,244)
          Principal payments on mortgaged-backed securities
          held-to-maturity                                                            291             237
          Loan originations and principal payments, net                            (7,848)         (4,420)
          Purchases of equipment                                                     (374)           (226)
          Proceeds from sale of real estate owned                                   1,591           2,364
                                                                           ------------------------------
            Net cash provided by (used in) investing activities                   (65,780)          1,635
                                                                           ------------------------------
Cash flows from financing activities
          Net increase (decrease) in savings accounts                               7,051          (1,672)
          Net decrease in official bank checks                                    (18,167)           (748)
          Net increase (decrease) in certificates of deposit                       (4,885)          2,001
          Increase in advances by borrowers for taxes and insurance                 1,482           1,714
          Cash dividends paid                                                      (3,151)              -
          Purchase of common stock for stock benefit plans                         (7,396)              -
          Stock repurchases                                                        (8,166)              -
                                                                           ------------------------------
            Net cash provided by (used in) financing activities                   (33,232)          1,295
                                                                           ------------------------------

Net increase (decrease) in cash and cash equivalents                              (92,239)          7,154

Cash and cash equivalents at beginning of period                                  115,734          11,287
                                                                           ------------------------------

Cash and cash equivalents at end of period                                       $ 23,495         $18,441
                                                                           ==============================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                              SEPTEMBER 30, 1999


1. The consolidated financial statements include the accounts of Virginia Capital Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Fredericksburg Savings Bank (the "Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for each of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be expected for all of 1999.

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

2. The following is a reconciliation of the denominators of the basic and diluted earnings per share computations.

                                                           Three Months Ended           Nine Months Ended
                                                           September 30, 1999          September 30, 1999
                                                    --------------------------------------------------------
Net income                                                      $     2,127                $     6,835
                                                    ========================================================

Basic:
Weighted average shares outstanding                              11,311,365                 11,373,313
Less:  Unallocated/unearned shares held by
           stock benefit plans                                   (1,197,811)                (1,008,072)
Add:   ESOP shares released or committed
           to be released                                             5,740                     15,401
                                                    --------------------------------------------------------


Weighted average shares outstanding - basic                      10,119,294                 10,380,642
                                                    ========================================================

Earnings per share - basic                                      $       .21                $       .66
                                                    ========================================================
                                                          Three Months Ended          Nine Months Ended
                                                          September 30, 1999          September 30, 1999
                                                    -------------------------------------------------------
Diluted:

Net Income                                                      $     2,127               $     6,835
                                                    =======================================================

Basic weighted average shares outstanding                        10,119,294                10,380,642
Add effect of dilutive instruments:
  Restricted stock awards                                            42,814                    14,271
  Stock options                                                      26,178                     8,726
                                                    =======================================================

Dilutive weighted average shares outstanding                     10,188,286                10,403,639
                                                    =======================================================
Earnings per share - diluted                                    $       .21               $       .66
                                                     =======================================================

3. On June 29, 1999, the Company's Board of Directors granted options to officers and directors to acquire 912,386 shares of the Company's stock at an exercise price of $15.3125 per share. Additionally, the Board awarded 364,953 shares of restricted stock to officers and directors with a fair value of $15.3125 per share. These stock options and awards vest over a five-year period commencing July 1, 1999. Common stock acquired by stock benefit plans at September 30, 1999 includes 866,765 shares for the Employee Stock Ownership Plan, acquired in the Bank's conversion, and 456,192 shares for the Stock-Based Incentive Plan, acquired in the third quarter 1999.

                        PART I:  FINANCIAL INFORMATION
                       VIRGINIA CAPITAL BANCSHARES, INC.
                              SEPTEMBER 30, 1999

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

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

     The Company's assets totaled $550.5 million at September 30, 1999, a decrease of $26.2 million, or 4.5% from total assets of $576.7 million at December 31, 1998. Assets decreased in the first quarter of 1999 due to the return of excess funds received from the public offering of stock completed in December 1998. Assets decreased in the third quarter of 1999 with the Company's purchase of 456,192 shares of common stock for its Stock-Based Incentive Plan Trust and the Company's repurchase of 519,000 shares of common stock. Dividends of $.30 per share were paid totaling $3.4 million during the first nine months of 1999. Stockholders' equity of $173 million represented 31.43% of total assets.

     Loans. Net loans receivable increased $7.7 million to $419.5 million at September 30, 1999 from $411.8 million at December 31, 1998. One-to-four family mortgage loans increased $6.0 million to $371.3 million at September 30, 1999 from $365.3 million at December 31, 1998. Consumer loans increased $1.5 million to $10.5 million at September 30, 1999 from $9.1 million at December 31, 1998.

     Allowance for Loan Losses.   The allowance for loan losses remained
constant at $5.7 million at September 30, 1999 and December 31, 1998. At September 30, 1999, the allowance for loan losses provided coverage of 96.80% of total nonperforming loans of $5.9 million, an increase from 93.69% of total nonperforming loans of $6.1 million at December 31, 1998. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. Management considers the allowance for loan losses adequate at September 30, 1999 to cover losses inherent in the loan portfolio.

     Investment Securities. Investment securities classified as available-for-sale totaled $88.1 million at September 30, 1999, a net increase of $57.7 million from $30.4 million at December 31, 1998. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at September 30, 1999.

                                                Amortized       Estimated
                                                   Cost         Fair Value
                                            --------------------------------
U.S. Treasury and agency obligations                 $40,769         $40,257
Corporate securities                                  35,826          35,071
State and local municipal bonds                        5,524           5,492
Equity securities                                      2,931           3,989
Mutual fund                                            1,368           1,327
Dual index consolidated bonds                          2,500           1,947
                                            --------------------------------
                                                     $88,918         $88,083
                                            ================================

Maturities of available-for-sale securities at September 30, 1999, are as follows:

                                                Amortized       Estimated
                                                   Cost         Fair Value
                                            --------------------------------
Mutual fund                                          $ 1,368         $ 1,327
Equity securities                                      2,931           3,989
Due in one year or less                               11,325          11,313
Due after one year through five years                 70,156          68,868
Due after five years through ten years                 3,039           2,484
Due after ten years                                       99             102
                                            --------------------------------
                                                     $88,918         $88,083
                                            ================================

     Deposits. Total deposits increased $2.2 million from $354.8 million at December 31, 1998 to $357.0 million at September 30, 1999. Checking accounts increased $1.6 million in the first nine months of 1999.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998 and for the Nine Months Ended September 30, 1999 and 1998

     General.   Net income for the three months ended September 30, 1999
increased $430,000 to $2.1 million compared to net income of $1.7 million for the three months ended September 30, 1998. The increase in net income during the three-month period ended September 30, 1999 resulted primarily from a $1.3 million increase in net interest income partially offset by increases in non-interest expenses and income taxes of $898,000 and $120,000 respectively. Net income for the nine months ended September 30, 1999 increased $1.8 million to $6.8 million compared to net income of $5.0 million for the nine months ended September 30, 1998. The increase in net income during the nine month period ended September 30, 1999 resulted primarily from a $3.7 million increase in net interest income partially offset by increases in non-interest expenses and income taxes of $1.5 million and $830,000, respectively.

     Interest Income.   Interest income for the three months ended September 30,
1999 increased $695,000 to $9.7 million, from $9.0 million for the comparable period in 1998. Interest on mortgage loans, the largest component of interest income, decreased $278,000 from $8.0 million for the three months ended September 30, 1998 to $7.8 million for the three months ended September 30, 1999. The decrease in interest on mortgage loans was the result of a decline in the average yield on mortgage loans of 27 basis points from 7.91% to 7.64%. The decrease in interest on mortgage loans was offset by an increase in interest on overnight and short-term deposits and investment securities of $1.0 million. The $1.0 million increase was the result of an increase in the average balance of overnight and short-term deposits from $14.4 million for the three month period ended September 30, 1998 to $30.9 million for the three month period ended September 30, 1999, and, an increase in the average balance of investment securities from $33.4 million for the three month period ended September 30, 1998 to $92.5 million for the three month period ended September 30, 1999.

     Interest income for the nine months ended September 30, 1999 increased $2.0 million, from $27.3 million for the nine month period ended September 30, 1998 to $29.3 million for the nine month period ended September 30, 1999. Interest on mortgage loans decreased $1.1 million while interest on overnight and short-term deposits and investment securities increased $3.1 million during this period. The decrease in interest on mortgage loans was the result of a decline in the average yield on mortgage loans of 38 basis points from 8.10% to 7.72%. The $3.1 million increase in interest on overnight and short-term deposits and investment securities was the result of an increase in the average balance of overnight and short-term deposits from $14.6 million for the nine month period ended September 30, 1998 to $57.1 million for the nine month period ended September 30, 1999, and, an increase in the average balance of investment securities from $33.9 million for the nine month period ended September 30, 1998 to $73.8 million for the nine month period ended September 30, 1999.

     Interest Expense. Interest expense was $4.2 million for the three months ended September 30, 1999, a decrease of $591,000 from $4.8 million for the three months ended September 30, 1998. This decrease is attributable to a $22.0 million decrease in average deposits from $375.2 million for the third quarter of 1998 to $353.2 million for the third quarter of 1999, and, a decrease of 35 basis points in the rates paid on these deposits from 5.01% to 4.66%. The decrease in deposit accounts was due in part to withdrawals made to purchase the Company's common stock in connection with the Bank's conversion.

     For substantially the same reasons, interest expense decreased $1.7 million from $14.5 million for the nine month period ended September 30, 1998 to $12.8 million for the same period ended September 30, 1999.

     Net Interest Income. Net interest income for the third quarter of 1999 was $5.5 million or 30.74% higher than the $4.2 million reported for the third quarter of 1998. The net interest margin for the third quarter 1999 was 4.05% compared to 3.61% for the third quarter of 1998. These increases primarily resulted from investment of proceeds from the successful completion of the mutual to stock conversion in December of 1998.

     For substantially the same reason, net interest income was higher for the nine month period ended September 30, 1999. During the first nine months of 1999, net interest income increased $3.7 million from the same period last year.

     Provision for Loan Losses.   The provision for loan losses decreased from
$146,000 for the third quarter of 1998 to $45,000 for the third quarter of 1999. The provision for loan losses decreased from $415,000 for the first nine months of 1998 to $90,000 for the first nine months of 1999. This decrease is primarily the result of a decrease in net charge-offs from $198,000 for the first nine months of 1998 to $89,000 for the first nine months of 1999. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     A summary of activity in the allowance for loan losses follows:

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                     ------------------------------------------------------------
                                                           1999           1998           1999           1998
                                                     ------------------------------------------------------------
Balance at beginning of period                                $5,692         $5,639         $5,684         $5,478
Provision for loan losses                                         45            146             90            415

  Loans charged off:
    Mortgage loans                                                52             70             88            149
    Consumer loans                                                 -             23             32             52
                                                     ------------------------------------------------------------
        Total charge-offs                                         52             93            120            201
  Recoveries                                                       -              3             31              3
                                                     ------------------------------------------------------------

Balance at end of period                                      $5,685         $5,695         $5,685         $5,695
                                                     ============================================================

     Noninterest Expense. Total noninterest expense increased $898,000 to $2.2 million for the three months ended September 30, 1999, compared to $1.3 million for the three months ended September 30, 1998. The compensation and benefits expense increase of $235,000 includes the Fredericksburg Savings Bank Employee Stock Ownership Plan (ESOP) contribution made in the three months ended September 30, 1999. Because this plan was established in December 1998, there was no expense related to this plan in the third quarter of 1998. Benefit costs are anticipated to increase in future years based on current actuarial estimates and the existence of the ESOP. A new marketing program, ATM installation, the establishment of the stock-based compensation plan, and costs associated with being a public company resulted in increases in other noninterest expenses in the third quarter of 1999 compared to the third quarter of 1998. The Company's efficiency ratio increased to 39.83% for the three months ended September 30, 1999 compared to 31.40% for the three months ended September 30, 1998, primarily due to the increase in noninterest expenses. The Company's efficiency ratio may increase in the future with increased ESOP benefit costs and costs related to the stock-based compensation plans.

     For substantially the same reasons, noninterest expense increased $1.5 million to $5.9 million for the nine month period ended September 30, 1999, compared to $4.4 million for the same period ended September 30, 1998. The Company's efficiency ratio increased to 34.90% for the nine months ended September 30, 1999 compared to 33.55% for the nine months ended September 30, 1998.

Key performance ratios are as follows:

                                                          At or For the Three Months
                                                              Ended September 30,
                                                       ---------------------------------
                                                             1999             1998
                                                       ----------------  ---------------
     Return on average assets                                     1.53%            1.42%
     Return on average equity                                     4.69%            8.05%
     Net interest margin                                          4.05%            3.61%
     Total noninterest expense to average assets                  1.61%            1.13%
     Efficiency ratio                                            39.83%           31.40%

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At September 30, 1999, the Bank's liquidity ratio was 19.78%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The ratio is higher than desired at this time due to the recent infusion of funds from the Company's public offering. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, the Company's cash and cash equivalents and securities available-for-sale totalled $111.6 million, or 20.3% of the Company's total assets.

     The Bank has other sources of liquidity if a need for additional funds arises. At September 30, 1999, the Bank had $8.0 million in advances outstanding from the FHLB and, had an additional overall borrowing capacity from the FHLB of $37.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may utilize FHLB borrowings to fund asset growth.

     At September 30, 1999, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $32.2 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 1999, totalled $184.6 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At September 30, 1999, the Bank exceeded all minimum regulatory capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's actual amounts and percentages at September 30,1999:

---------------------------------------------------------------------------------------------------------------
                                 Capital       Required       Actual       Actual        Excess       Excess
                               Requirement      Percent      Capital       Percent      Capital       Percent
---------------------------------------------------------------------------------------------------------------
Tangible                             $ 7,881          1.5      $144,572        27.51      $136,691        26.01
---------------------------------------------------------------------------------------------------------------
Leverage                              21,018          4.0       144,572        27.51       123,554        23.51
---------------------------------------------------------------------------------------------------------------
Risk-based                            25,995          8.0       148,645        45.75       122,650        37.75
---------------------------------------------------------------------------------------------------------------

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

     Through September 30, 1999, the Bank has incurred $193,000 in costs related to Year 2000 consisting primarily of hardware and software replacements that have upgraded the Bank's computer systems in addition to addressing Year 2000. Management does not expect these costs to have a significant impact on the Bank's financial position or results of operations. However, there can be no assurance that the vendors' systems will be Year 2000 compliant; consequently, the Bank could incur incremental costs to convert to another vendor.

     During the fourth quarter of 1999 and first quarter of 2000, the Bank expects to incur additional expense for bank branch security, BISYS business continuity services, and certain opportunity costs as a result of maintaining a higher than normal level of cash which will not earn interest. This cash position is in place to cover potential Year 2000 related deposit withdrawals. Costs for these additional services are estimated to be $50,000.

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

Pending Legislation

     Pending legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holdings companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     As of September 30, 1999, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 in the Company's Annual Report on Form 10-K.

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

     None.

ITEM 5.   OTHER INFORMATION.
          -----------------

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ((S)249.308 OF THIS CHAPTER).
          -------------------------------------------------------------

     (a)  Exhibits

3.1  Amended and Restated Articles of Incorporation of Virginia Capital
     Bancshares, Inc.
3.2  Amended and Restated Bylaws of Virginia Capital Bancshares, Inc.
4.1  Draft Stock Certificate of Virginia Capital Bancshares, Inc.(1)
27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

     On August 27, 1999, the Company filed a Form 8-K in regard to its August 27, 1999 press release announcing that the Company had received regulatory clearance to repurchase up to 5% of its outstanding common stock.

____________________
(1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on September 11, 1998, Registration No. 33-63309.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              VIRGINIA CAPITAL BANCSHARES, INC.


Dated:  November 15, 1999     By:   /s/ Samuel C. Harding
                                    ----------------------
                                    Samuel C. Harding, Jr.
                                    President
                                    (principal executive officer)

Dated:  November 15, 1999     By:   /s/ Peggy J. Newman
                                    -------------------
                                    Peggy J. Newman
                                    Executive Vice President, Treasurer
                                      and Secretary
                                    (principal financial and accounting officer)