Form 10-K
period 1999-12-31
VIRGINIA CAPITAL BANCSHARES INC
filed 2000-03-30
CIK 1069669

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-K


                  Annual Report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No _____
    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $142,208,425, based upon the last sales price of $14.625 as quoted on the Nasdaq National Market for March 20, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of March 20, 2000 was 10,292,832.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 1999 Annual Report to Shareholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2000 are incorporated herein by reference to Parts II and III, respectively, of this Form 10-K.

                                                         INDEX
                                                         Part I
                                                                                                            Page
Item 1.    Business....................................................................................       3
Item 2.    Properties..................................................................................      25
Item 3.    Legal Proceedings...........................................................................      25
Item 4.    Submission of Matters to a Vote of Securities Holders.......................................      25

                                                         Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................      26
Item 6.    Selected Financial Data.....................................................................      26
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......      26
Item 7A.   Quantitative and Qualitative Disclosure about Market Risk...................................      26
Item 8.    Financial Statements and Supplementary Data.................................................      26
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........      26

                                                        Part III

Item 10.   Directors and Executive Officers of the Registrant..........................................      26
Item 11.   Executive Compensation......................................................................      26
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................      27
Item 13.   Certain Relationships and Related Transactions..............................................      27

                                                         Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................      27

Signatures

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


                                                                                       At December 31,

                                                              1999                   1998                     1997
                                                       --------------------  ----------------------   ----------------------
                                                                  Percent                  Percent                  Percent
                                                       Amount     of Total     Amount      of Total     Amount      of Total
                                                      --------   ----------   --------    ----------   --------    ----------
                                                                              (Dollars in thousands)
Mortgage loans:
Residential:
    One- to four-family (1)........................   $370,249      85.80%    $362,338       86.05%    $354,344         84.00%
    Multi-family...................................      2,681       0.62        3,335        0.79        3,455          0.82
 Non-residential real estate (2)...................     33,564       7.78       33,117        7.86       40,951          9.71
 Land and land development.........................      1,379       0.32        1,175        0.28        3,091          0.73
Construction and development.......................     13,085       3.03       12,089        2.87       11,068          2.62
                                                      --------     ------     --------      ------     --------        ------
      Total mortgage loans.........................    420,958      97.55      412,054       97.85      412,909         97.88
Consumer and other loans...........................     10,577       2.45        9,065        2.15        8,913          2.12
                                                      --------     ------     --------      ------     --------        ------
         Total loans...............................    431,535     100.00%     421,119      100.00%     421,822        100.00%
                                                                   ======                   ======                     ======
Less:
  Unearned discounts and deferred loan fees........      3,767                   3,644                    3,312
  Allowance for loan losses........................      5,689                   5,684                    5,478
                                                      --------                --------                 --------
  Loans receivable, net............................   $422,079                $411,791                 $413,032
                                                      ========                ========                 ========

                                                             1996                   1995
                                                                  Percent                  Percent
                                                       Amount     of Total     Amount      of Total
                                                      -------    ---------    --------    ---------
Mortgage loans:
Residential:
    One- to four-family (1)........................  $340,349        82.26%   $323,046        80.98%
    Multi-family...................................     3,453         0.83       2,340         0.59
 Non-residential real estate (2)...................    44,528        10.76      44,520        11.16
 Land and land development.........................     4,136         1.00       6,398         1.61
Construction and development.......................    13,221         3.20      15,413         3.86
                                                     --------      -------    --------      -------
      Total mortgage loans.........................   405,687        98.05     391,717        98.20
Consumer and other loans...........................     8,046         1.95       7,159         1.80
                                                     --------      -------    --------      -------
         Total loans...............................   413,733       100.00%    398,876       100.00%
                                                                   =======                  =======
Less:
  Unearned discounts and deferred loan fees........     3,045                    2,855
  Allowance for loan losses........................     5,543                    5,480
                                                     --------                 --------
   Loans receivable, net...........................  $405,145                 $390,541
                                                     ========                 ========

________________________________________
(1) Includes home equity lines of credit.
(2) Includes 40 loans to local churches totalling $13.4 million at December 31, 1999.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1999. The table does not include the effect of future principal prepayments.

                                                                                 At December 31, 1999
                                           ----------------------------------------------------------------------------------------
                                               One- to                               Construction     Land and
                                                Four-      Multi-        Non-            and            Land                  Total
                                                Family     Family    Residential     Development    Development   Consumer    Loans
                                           ----------------------------------------------------------------------------------------
                                                                                 (In thousands)
Amounts due:
   One year or less........................    $  2,647    $   --     $     2          $13,085        $   26     $ 1,806   $ 17,566
   After one year:
      More than one year to three years....       2,877        --         139               --           109       3,163      6,288
      More than three years to five years..       6,458       115       1,096               --            14       4,548     12,231
      More than five years to ten years....      55,343       571       6,899               --           321         767     63,901
      More than ten years to twenty years..     148,795       413      17,316               --           762         293    167,579
      More than twenty years...............     154,129     1,582       8,112               --           147          --    163,970
                                               --------    ------     -------        ---------        ------     -------   --------
         Total amount due..................    $370,249    $2,681     $33,564          $13,085        $1,379     $10,577   $431,535
                                               ========    ======     =======        =========        ======     =======
Less:
   Unearned discounts and deferred loan fees.............................................................................     3,767
   Allowance for loan losses.............................................................................................     5,689
                                                                                                                           --------
   Loans, net............................................................................................................  $422,079
                                                                                                                           ========


          The following tables set forth at December 31, 1999 the dollar amount of loans contractually due after December 31, 2000 and whether such loans have fixed interest rates or adjustable interest rates.


                                                                  Due After December 31, 2000
                                                 --------------------------------------------------------------
                                                      Fixed                Adjustable               Total
                                                 ----------------     ------------------     ------------------
                                                                         (In thousands)
     Real estate loans:
        One- to four-family....................          $292,202                $75,400               $367,602
        Multi-family...........................             1,850                    831                  2,681
        Non-residential........................            20,298                 13,264                 33,562
        Land and land development..............               716                    637                  1,353
                                                         --------                -------               --------
           Total real estate loans.............           315,066                 90,132                405,198
     Consumer and other loans..................             7,272                  1,499                  8,771
                                                         --------                -------               --------
     Total loans...............................          $322,338                $91,631               $413,969
                                                         ========                =======               ========


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

          During the years ended December 31, 1999, 1998 and 1997, the Bank originated $89.4 million, $117.9 million and $85.1 million of one- to four-family mortgage loans, respectively, all of which were retained by the Bank.

          The following table sets forth the Bank's loan originations for the periods indicated:

                                                               For the Year Ended December 31,
                                                         ----------------------------------------------
                                                            1999            1998               1997
                                                         ---------    ----------------    -------------
Mortgage loans originated:
    One- to four-family..........................        $89,439           $117,959             $85,099
    Non-residential real estate..................            145                491               1,763
    Land and land development....................            268                 --                  --
    Construction and development.................         23,566             18,424              19,333
                                                         -------            -------             -------
      Total mortgage loans originated............        113,418            136,874             106,195
  Consumer and other loans originated............         10,799              6,809               6,323
                                                         -------            -------             -------
      Total loans originated.....................       $124,217           $143,683            $112,518
                                                         =======            =======             =======


          One-to Four-Family Lending. The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. The Bank retains all of the fixed-rate residential loans that it originates. The Bank is considering selling fixed-rate loans originated by the Bank, but to date has not established a policy for such sales. The Bank did not purchase any mortgage loans during 1999, 1998 and 1997.

          The Bank currently offers one-year residential ARM loans with an interest rate that adjusts annually based on the change in the relevant United States Treasury index. The Bank also offers loans that bear fixed rates of interest for specified periods of time and, thereafter, adjust on an annual basis. These loans provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Bank also offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of December 31, 1999, the Bank had not experienced higher default rates on these loans relative to its other loans.

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

          Included in the Bank's one- to-four family loan portfolio are home equity loans. The Bank originates home equity loans that are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Bank uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans either float at a stated margin over the prime rate or have fixed interest rates. As of December 31, 1999, the Bank had $3.2 million, or 0.74% of the Bank's total loan portfolio outstanding, in home equity loans.

         Non-Residential and Multi-Family Lending. The Bank originates non-residential real estate loans that are generally secured by properties used for business purposes such as office buildings, schools, nursing homes, retail stores and churches located in the Bank's primary market area. The Bank lends to local churches to fund construction of or renovations to church facilities. Such loans are generally fixed-rate loans with a maximum loan to value ratio of 80%. All such loans are performing in accordance with their terms. Multi-family loans are generally secured by 5 or more unit apartment buildings located in the Bank's primary market area. The Bank's multi-family and non-residential real estate underwriting policies provide that such real estate loans may be made in amounts up to 75% of the appraised value of the property, subject to the Bank's current internal loan-to-one-borrower limit, which at December 31, 1999 was $10.0 million.

          Non-residential real estate loans and multi-family loans generally have adjustable rates and terms to maturity that do not exceed 25 years. The Bank's current lending guidelines generally require that the property securing commercial real estate loans and multi-family loans generate net cash flows of at least 125% of debt service after the payment of all operating expenses, excluding depreciation, and the loan-to-value ratio not to exceed 75% on loans secured by such properties. As a result of a decline in the value of some properties in the Bank's primary market area and due to economic conditions, the current loan-to-value ratio of some non-residential real estate loans and multi-family loans in the Bank's portfolio may exceed the initial loan-to-value ratio. Adjustable-rate non-residential real estate loans and multi-family loans provide for interest at a margin over a designated index, often a designated prime rate, with periodic adjustments, generally at frequencies of up to five years. In underwriting non-residential real estate loans and multi-family loans, the Bank analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Bank generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing non-residential real estate loans and multi-family loans originated by the Bank are performed by independent appraisers approved by the Board of Directors.

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

          Consumer and Other Lending. Consumer loans at December 31, 1999 amounted to $10.6 million, or 2.45%, of the Bank's total loans and consisted primarily of automobile loans (new and used) and loans secured by savings accounts. Such loans are generally originated in the Bank's primary market area and generally are secured by deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

          Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater credit risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1999, the Bank had 24 consumer loans 90 days or more delinquent, whose balances totalled $132,000.

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

          The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a regular basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 1999, the Bank had $7.6 million of classified loans, or 1.79% of total loans, all of which were designated as Substandard.


          The following table sets forth the delinquencies in the Bank's loan portfolio:


                                                                               At December 31, 1999
                                                               ---------------------------------------------------
                                                                     60-89 Days             90 Days or More
                                                               -----------------------   -------------------------
                                                                            Principal                  Principal
                                                                 Number      Balance       Number       Balance
                                                                of Loans    of Loans      of Loans     of Loans
                                                               ----------  -----------  ------------  ------------
                                                                              (Dollars in thousands)
Mortgage loans:
  One- to four-family......................................           8         $ 404           14          $1,063
  Multi-family.............................................          --            --           --              --
  Non-residential real estate..............................          --            --           --              --
  Construction and development.............................          --            --            1              18
  Land and land development................................          --            --           --              --
                                                                   ----         -----         ----          ------
    Total mortgage loans...................................           8           404           15           1,081
Consumer and other loans...................................           7            61           24             132
                                                                   ----         -----         ----          ------
Total loans................................................          15         $ 465           39          $1,213
                                                                   ====         =====         ====          ======
Delinquent loans to total loans............................        0.22%         0.11%        0.56%           0.28%
                                                                   ====         =====         ====          ======

     Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. At December 31, 1999, the Bank had $416,000 of REO net of a valuation allowance. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge-off all accrued interest. The Bank does, however, continue accruing interest on loans 90 days or more past due that are in the process of being renewed or extended.



                                                                            At December 31,
                                                     --------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                     --------  -------------  -----------  -------------  ---------
Non-performing assets(1):
Non-accrual loans:
Mortgage loans:
         One- to four-family.......................  $ 2,876       $3,227        $3,282       $ 5,366       $ 3,959
          Non-residential real estate..............      978        1,026         1,163         1,920         1,389
          Construction and development.............       --           --            --           774           529
          Land and development.....................      347          349           493           558           653
       Consumer and other loans....................      130          118           136           135           269
                                                     -------       ------        ------       -------       -------
             Total non-accrual loans...............    4,331        4,720         5,074         8,753         6,799
       Restructured loans..........................    1,422        1,347         1,575           694         1,365
       Real estate acquired through foreclosure....      416        1,177         1,959         1,611         2,135
                                                     -------       ------        ------       -------       -------
    Total non-performing assets....................  $ 6,169       $7,244        $8,608       $11,058       $10,299
                                                     =======       ======        ======       =======       =======
Non-accrual loans to total loans...................    1.01%         1.13%         1.21%         2.13%         1.72%
                                                     ======        ======        ======       =======       =======
Non-performing assets to total assets..............    1.14%         1.26%         1.82%         2.35%         2.20%
                                                     ======        ======        ======       =======       =======
 Loans 90 days or more past due and accruing         $   --        $  202        $   --       $    65       $    --
   interest........................................  ======        ======        ======       =======       =======

   ----------------------------------
   (1) Loans are presented before allowance for loan losses.

          Restructured loans include loans that were modified while delinquent. Although the original amount due under these loans has not been modified from the terms of the loans when originated, certain adjustments were made to these loans to help the borrower make payments while the loans were delinquent and to enable the Bank to avoid foreclosure proceedings. Outstanding restructured loans consist of single-family loans and non-residential loans with balances less than $188,000 and $215,000 per loan, respectively.

          Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1999, the Bank's allowance for loan losses was 1.33% of net loans as compared to 1.36% as of December 31, 1998. The Bank had non-accrual loans of $4.3 million and $4.7 million at December 31, 1999 and 1998, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.

                                                             At or For the Year Ended December 31,
                                                  ----------------------------------------------------------
                                                   1999         1998         1997         1996         1995
                                                  ------       ------       ------       ------       ------
Balance at beginning of period................    $5,684       $5,478       $5,543       $5,480       $5,537
Provision for loan losses.....................       116          461          375          325          412
Charge-offs:
  Mortgage loans:
    One- to four-family.......................       (97)        (185)        (260)        (244)         (17)
    Construction and development..............         -           (5)        (148)           -         (469)
  Consumer loans..............................       (45)         (70)         (32)         (19)          (3)
                                                  ------       ------       ------       ------       ------
      Total charge-offs.......................      (142)        (260)        (440)        (263)        (489)
Recoveries....................................        31            5            -            1           20
                                                  ------       ------       ------       ------       ------
Balance at end of period......................    $5,689       $5,684       $5,478       $5,543       $5,480
                                                  ======       ======       ======       ======       ======
Ratio of net charge-offs during the
  period to average net loans
   outstanding during the period..............      0.03%        0.06%        0.11%        0.07%        0.13%
                                                  ======       ======       ======       ======       ======

     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loans losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                       At December 31,
                                     ----------------------------------------------------------------------------------------------
                                                   1999                         1998                              1997
                                     ------------------------------ -----------------------------   -----------------------------
                                                          Percent                         Percent                         Percent
                                                         of Loans                        of Loans                        of Loans
                                             Percent of   in Each           Percent of    in Each           Percent of    in Each
                                             Allowance   Category           Allowance    Category           Allowance    Category
                                              to Total   to Total            to Total    to Total            to Total    to Total
                                     Amount  Allowance     Loans    Amount  Allowance      Loans    Amount  Allowance      Loans
                                     ------     ------     ------   ------    ------     ------      ------    ------     ------
                                                                         (Dollars in thousands)
One-to four-family (1)...........    $2,202      38.70%     85.80%  $2,130     37.47%     86.05%     $1,862     33.99%     84.00%
Multi-family.....................        27       0.47       0.62       33      0.58       0.79          35      0.63       0.82
Non-residential real estate......       706      12.41       7.78      710     12.49       7.86         762     13.90       9.71
Land and land development........       249       4.37       0.32      204      3.59       0.28         225      4.11       0.73
Construction and development.....       172       3.03       3.03      174      3.06       2.87          80      1.46       2.62
Consumer and other loans.........       246       4.31       2.45      243      4.28       2.15         252      4.61       2.12
Unallocated general allowance....     2,087      36.71         --    2,190     38.53         --       2,262     41.30         --
                                     ------     ------     ------   ------    ------     ------      ------    ------     ------
    Total allowance..............    $5,689     100.00%    100.00%  $5,684    100.00%    100.00%     $5,478    100.00%    100.00%
                                     ======     ======     ======   ======    ======     ======      ======    ======     ======

____________________
(1)  Includes home equity lines of credit.

                                                                                 At December 31,
                                              ------------------------------------------------------------------------------
                                                             1996                                   1995
                                              -------------------------------------     ------------------------------------
                                                                        Percent                                  Percent
                                                                       of Loans                                 of Loans
                                                         Percent of     in Each                  Percent of     in Each
                                                         Allowance     Category                  Allowance      Category
                                                          to Total     to Total                   to Total      to Total
                                               Amount    Allowance      Loans          Amount    Allowance       Loans
                                              ------       ------         ------       ------       ------        ------
                                                                         (Dollars in thousands)
    One-to four-family(1)................      $1,860        33.58%         82.26%      $2,047        37.35%        80.98%
    Multi-family.........................         289         5.17           0.83          276         5.04          0.59
    Non-residential real estate..........         982        17.71          10.76          639        11.65         11.16
    Land and land development............         251         4.54           1.00          141         2.57          1.61
    Construction and development.........         116         2.09           3.20          194         3.55          3.86
    Consumer and other loans.............         229         4.12           1.95          208         3.79          1.80
    Unallocated general reserves.........       1,816        32.79              -        1,975        36.05             -
                                               ------       ------         ------       ------       ------        ------
      Total allowance....................      $5,543       100.00%        100.00%      $5,480       100.00%       100.00%
                                               ======       ======         ======       ======       ======        ======

______________________
(1)  Includes home equity lines of credit.

     Real Estate Owned. At December 31, 1999 and 1998, the Bank had $416,000 and $1.2 million of REO, respectively. At December 31, 1999, REO consisted of 7 one- to four-family properties. When the Bank acquires property through foreclosure or by deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties. The Bank seeks to sell its REO properties to the tenants of those properties and encourages tenants to take advantage of this opportunity by selling the properties at a favorable market value and with favorable loan terms, including 100% financing. Management believes this type of lending enhances the Bank's Community Reinvestment Act ("CRA") performance.

Investment Activities

     The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations with terms of five years or less, U.S. Agency obligations, including mortgage-backed securities with terms of five years or less, municipal bonds with terms of five years or less rated by a highly regarded rating service, such as Standard & Poors, as AA or better and certain certificates of deposit of insured banks and savings institutions, corporate obligations up to a maximum of 10% of the Company's total assets that have terms of five years or less and are rated by a highly regarded rating service, such as Standard & Poors, as A or better. The Company is also authorized to invest in mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. At December 31, 1999, all corporate obligations and state and local municipal obligations owned by the Company were in accordance with the types of investments the Company is authorized to invest in.

     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. To date, the Company's investment strategy has been directed toward high-quality assets (primarily U.S. Treasury obligations, federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. At December 31, 1999, the weighted average term to maturity for investment securities available-for-sale and mortgage-backed and related securities held-to-maturity was 2.13 years and 5.23 years, respectively.

     At December 31, 1999 the Company had dual indexed consolidated bonds with a fair value of $2.0 million, which was $500,000 below the Company's amortized cost. These instruments were purchased in 1993 and do not comply with the Company's current investment policy. The Company does not intend to invest in this type of instrument in the future and, based upon market conditions, intends to evaluate opportunities to divest itself of these instruments.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold debt securities to maturity, they are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the FHLB of Atlanta, the Bank is required to hold FHLB of Atlanta stock which is carried at cost since there is no readily available market value. Historically, the Company has not held any securities considered to be trading securities.

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                                 At December 31,
                                                     ----------------------------------------------------------------------
                                                            1999                      1998                  1997
                                                     -------------------   ----------------------   -----------------------
                                                     Amortized     Fair      Amortized      Fair      Amortized      Fair
                                                       Cost        Value       Cost         Value       Cost         Value
                                                     ---------   --------  -------------  -------   -----------   ---------
                                                                                  (In thousands)
Investment securities,
  available-for-sale
U.S. Treasury and agency
  obligations................................       $39,457       $38,764       $14,897    $15,058     $19,812       $19,836
Corporate obligations........................        35,250        34,295         6,858      6,934       3,345         3,413
Equity securities............................             -             -         2,263      3,201       3,596         4,343
State and local municipal bonds..............         5,521         5,462         1,868      1,896         350           371
Mutual funds.................................         1,388         1,356         1,323      1,305       1,262         1,242
Duel indexed consolidated bonds..............         2,500         2,007         2,500      1,987       2,500         1,946
                                                    -------       -------       -------     -------     -------       -------
Total investment securities..................       $84,116       $81,884       $29,709    $30,381     $30,865       $31,151
                                                    =======       =======       =======     =======     =======       =======

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed and mortgage-related securities, all of which were classified as held-to-maturity at the dates indicated.

                                                                   At December 31,
                                        ----------------------------------------------------------------------
                                                 1999                      1998                  1997
                                        -------------------   ----------------------   -----------------------

                                        Amortized     Fair      Amortized      Fair      Amortized      Fair
                                          Cost        Value       Cost         Value       Cost         Value
                                        ---------   --------  -------------  -------   -----------   ---------
                                                                    (In thousands)
Mortgage-backed and related
securities held-to-maturity:
Fixed rate:
    FNMA pass through securities.......      $535       $535         $731      $  724       $  838      $  838
    GNMA certificates..................       158        170          259         279          453         497
                                             ----       ----         ----      ------       ------      ------
Total mortgage-backed..................      $693       $705         $990      $1,003       $1,291      $1,335
  and related securities...............      ====       ====         ====      ======       ======      ======

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's investment securities, and mortgage-related securities as of December 31, 1999.

                                                                            At December 31, 1999
                                   ---------------------------------------------------------------------------------------

                                                                    One                Five to             More than
                                      One Year or Less         to Five Years           Ten Years           Ten Years
                                   ---------------------------------------------------------------------------------------
                                               Weighted               Weighted              Weighted              Weighted
                                   Amortized    Average   Amortized    Average   Amortized   Average   Amortized   Average
                                     Cost        Yield      Cost        Yield      Cost       Yield      Cost       Yield
                                   -------      -----    --------      -----      ------     -----       -----     -----
                                                                       (Dollars in thousands)
Investment securities,
available-for-sale:
  U.S. Treasury....................  $ 2,503       5.80%   $     --         --%     $   --        --%       $ --        --%
  Agency obligations...............   12,515       5.10      24,439       5.42          --        --          --
  Corporate obligations............    1,502       6.22      33,748       5.71          --        --          --
  Tax-exempt municipal bonds (1)...       --                    563       5.63          --        --          99      8.06
  Taxable municipal bonds..........    1,480       5.79       3,379       6.07          --        --          --        --
  Mutual funds.....................    1,388                     --         --          --        --          --        --
  Duel indexed consolidated
    bonds..........................       --                     --         --       2,500      3.95          --        --
                                     -------      -----    --------      -----      ------     -----       -----     -----
   Total investment securities.....  $19,388       4.96%   $ 62,129       5.61%     $2,500      3.95%       $ 99      8.06%
                                     =======      =====    ========      =====      ======     =====       =====     =====
 Mortgage-backed and related
  securities held-to-maturity:
 FNMA pass through securities......  $    --         --%   $     --         --%    $   535      8.91%       $ --        --%
 GNMA certificates.................       --                    158      10.16          --        --          --        --
                                     -------      -----    --------      -----      ------     -----       -----     -----
 Total mortgage-backed and
    related securities.............  $    --         --%   $    158      10.16%    $   535      8.91%       $ --        --%
                                     =======      =====    ========      =====      ======     =====       =====     =====

                                      ----------------------------------------------
                                                                 Total
                                      ----------------------------------------------
                                        Average
                                       Remaining                           Weighted
                                        Years to   Amortized     Fair       Average
                                        Maturity     Cost        Value       Yield
                                      -----------  ---------   ---------  ----------
Investment securities,
available-for-sale:
  U.S. Treasury.......................     0.66      $ 2,503     $  2,497       5.80%
  Agency obligations..................     1.65       36,954       36,267       5.31
  Corporate obligations...............     2.25       35,250       34,295       5.73
  Tax-exempt municipal bonds (1)......     2.01          662          658       6.00
  Taxable municipal bonds.............     1.66        4,859        4,804       5.98
  Mutual funds........................     0.25        1,388        1,356         --
  Duel indexed consolidated
  bonds...............................     5.70        2,500        2,007       3.95
                                          -----      -------      -------      -----
  Total investment securities.........     2.13      $84,116     $ 81,884       5.43%
                                          =====      =======      =======      =====

Mortgage-backed and related
  securities held-to-maturity:
  FNMA pass through securities........     6.00      $    535    $    535       8.91%
  GNMA certificates...................     2.61           158         170      10.16
                                          -----      --------     -------      -----
  Total mortgage-backed and
  related securities..................     5.23      $    693    $    705       9.19%
                                          =====      ========     =======      =====

______________________
(1)  Tax equivalent basis, based on amortized cost.

Sources of Funds

          General. Deposits, loan repayments and prepayments, maturities of securities and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

          Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, money market accounts, transaction accounts and time deposits currently ranging in terms from one to five years. At December 31, 1999, the balance of core deposits (total deposits less certificates of deposit of $100,000 or more) represented 88.38% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits and also relies on competitive pricing policies and advertising; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Bank believes that its passbook and statement savings, money market accounts and transaction accounts are relatively stable sources of deposits. The Bank's time deposits have been a relatively stable source of funds as well, including the $182 million of certificates of deposit maturing in one year or less; however, the ability of the Bank to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions. The Bank is seeking opportunities to increase transaction deposit accounts through aggressive advertising, offering ATM services, and offering interest on such accounts. The Bank also intends to expand its deposit products to attract new customers, including local businesses.

          At December 31, 1999, the Bank had $41.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:


   Maturity Period                                                                        Amount
   ---------------                                                                     --------------
                                                                                       (In thousands)
   3 months or less....................................................................       $ 1,456
   Over 3 through 6 months.............................................................         1,522
   Over 6 through 12 months............................................................        21,416
   Over 12 months......................................................................        17,107
                                                                                              -------
       Total...........................................................................       $41,501
                                                                                              =======

     The following table sets forth the distribution of the Bank's deposit accounts as of the dates indicated and the weighted average interest rates on each category of deposits presented.

                                                                      At December 31,
                                -------------------------------------------------------------------------------------------------
                                           1999                              1998                              1997
                                -------------------------------------------------------------------------------------------------
                                          Percent    Weighted               Percent   Weighted                Percent    Weighted
                                Balance   of Total    Average   Balance    of Total    Average   Balance      of Total   Average
                                          Deposits     Rate                 Deposits     Rate                 Deposits    Rate
                               -------- ----------- --------- ---------- ------------ -------- ----------   ----------- ---------
                                                                   (Dollars in thousands)

Transaction accounts(1)....     $  2,383     0.67%     2.72%    $    779      0.22%      2.65%         --        --%        --%
Non-interest-bearing
  transaction accounts.....        1,576     0.44        --          583      0.16         --         266      0.07         --
Savings....................       79,952    22.38      2.97       75,360     21.24       2.96      84,547     22.60       3.25
                                --------   ------               --------    ------               --------    ------
  Total....................       83,911    23.49      2.91       76,722     21.62       2.93      84,813     22.67       3.13
                                --------   ------               --------    ------               --------    ------
Certificate accounts(2)(3):
  Within 12 months.........      181,801    50.88      5.06      191,999     54.12       5.23     192,592     51.48       5.74
Over 12 through 36 months..       79,270    22.19      5.37       64,762     18.25       5.59      82,054     21.93       5.81
Over 36 months.............       12,307     3.44      5.81       21,305      6.01       6.05      14,655      3.92       6.32
                                --------   ------               --------    ------               --------    ------
Total certificate
  accounts.................      273,378    76.51      5.18      278,066     78.38       5.38     289,301     77.33       5.79
                                --------   ------               --------    ------               --------    ------
Total deposits.............     $357,289   100.00%     4.65%    $354,788    100.00%      4.85%   $374,114    100.00%      5.19%
                                ========   ======               ========    ======               ========    ======

-----------------------
(1)  Does not include official bank checks.
(2)  Based on remaining maturity of certificates.
(3)  Includes retirement accounts such as IRA and Keogh accounts.


          The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                                                  Period to Maturity from
                                                      December 31, 1999
                                             ----------------------------------
                                                            One to        Over               At December 31,
                                             Less than      Three        Three       --------------------------------
                                             One Year       Years        Years        1999        1998         1997
                                             ----------  ----------  -----------     --------  ---------  -----------
          Certificate accounts:
          4.01% to 5.00%.................       98,936       25,147         939      125,022      62,254       17,303
          5.01% to 6.00%.................       79,781       41,570       6,923      128,274     196,415      233,582
          6.01% to 7.00%.................           --       12,553       4,445       16,998      16,532       32,589
          7.01% to 8.00%.................        3,084           --          --        3,084       2,865        5,827
                                              --------      -------     -------     --------    --------     --------
              Total......................     $181,801      $79,270     $12,307     $273,378    $278,066     $289,301
                                              ========      =======     =======     ========    ========     ========


          Borrowings. As part of its operating strategy, the Bank has utilized advances from the FHLB as an alternative to retail deposits to fund its operations when borrowings are less costly and can be invested at a positive interest rate spread or when the Bank needs additional funds to satisfy loan demand. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized by certain of the Bank's mortgage loans. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. See "Regulation--Federal Home Loan Bank System." At December 31, 1999, the Bank had $5.0 million in outstanding advances from the FHLB compared to $8.0 million at December 31, 1998. The Bank has overnight borrowing capacity at the FHLB of $51.4 million and additional borrowing capacity at December 31, 1999 of $46.4 million.

          The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                At or For the Year Ended
                                                                                      December 31,
                                                                          --------------------------------------
                                                                          1999            1998            1997
                                                                          --------  ---------------  -----------
     FHLB advances:
        Average balance outstanding (monthly)..........................    $7,500          $8,000        $ 9,667
        Maximum amount outstanding at any
           month-end during the period.................................     8,000           8,000         10,000
        Balance outstanding at end of period...........................     5,000           8,000          8,000
        Weighted average interest rate during the period...............      6.30%           6.19%          6.23%
        Weighted average interest rate at end of period................      6.09%           6.25%          6.19%

Personnel

          As of December 31, 1999 the Bank had 47 full-time employees and 10 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


Subsidiary Activities

The Company's sole subsidiary is the Bank. The Bank has no subsidiaries.


                          REGULATION AND SUPERVISION

General

          As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 1999, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 1999.

                                                                                                     Capital
                                                                                          -----------------------------
                                      Actual         Required           Excess              Actual           Required
                                     Capital          Capital            Amount             Percent            Percent
                                   -----------      ----------         -----------        -----------        -----------
                                                                (Dollars in thousands)

Tangible.....................         $146,666         $ 7,730           $138,936            28.46%              1.50%

Core (Leverage)..............          146,666          20,615            126,051            28.46%              4.00%

Risk-based...................          150,655          25,459            125,196            47.34%              8.00%


          Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          Insurance of Deposit Accounts.   The Bank is a member of the SAIF.
The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

          The Bank's assessment rate for fiscal 1999 ranged from 5.80 to 6.10 basis points and the premium paid for this period was $215,000. Payments toward the FICO bonds amounted to $215,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

          Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

          Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Bank's limit on loans to one borrower was $37.7 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.9 million.

          QTL Test. The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 93.16% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

          Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of
(i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment " of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

          Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 1999 was 20.82%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

          Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $102,000.

          Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

          Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

          Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

          The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $3.6 million.

          The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

          The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


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

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created by an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, presumably taxed at an effective federal and state tax rate of approximately 38%. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

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


                                         Original        Net Book Value of
                                           Year            Property at
          Location                       Acquired         December 31, 1999
          -----------------------------------------------------------------
                                                            (In thousand)
          Executive/Branch Office:
          400 George Street
          Fredericksburg, VA 22404......    1962                 $1,424
          Branch Offices:
          Route Three Branch
          3600 Plank Road
          Fredericksburg, VA 22407......    1983                  1,050
          Four Mile Fork Branch
          4535 Lafayette Boulevard
          Fredericksburg, VA 22408......    1972                    452
          Aquia Branch
          117 Garrisonville Road
          P.O. Box 382
          Stafford, VA 22555............    1978                    321

     The Bank also owns property for possible branch expansion located on Route 17 North, in Stafford County. The net book value of this property, as of December 31, 1999 was $333,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

   The information regarding the market for the Company's common equity and related stockholder matters is incorporated herein by reference to the Company's 1999 Annual Report to Stockholders on page 48.

ITEM 6.   SELECTED FINANCIAL DATA

   The information regarding the Company's selected financial data is incorporated herein by reference to the Company's 1999 Annual Report to Stockholders on pages 4 through 5.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information regarding the Company's management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the Company's 1999 Annual Report to Stockholders on pages 7 through 18.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information regarding the Company's quantitative and qualitative disclosures about market risk is incorporated herein by reference to the Company's 1999 Annual Report to Stockholders on pages 7 through 10.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information regarding the Company's financial statements and supplemental data is incorporated herein by reference to the Company's 1999 Annual Report to Stockholders on pages 6 and 19 through 46.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information regarding change in accountants is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 7, 2000 at page 22.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers of the registrant is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 7, 2000 at pages 4 through 6 and 16.

ITEM 11.  EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 7, 2000 at pages 6 through 15.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 7, 2000 at pages 3 through 4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 7, 2000 at pages 16 through 17.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) (1) The following are filed as a part of this report by means of incorporation by reference to the Company's 1999 Annual
          Report to Stockholders:

          .    Independent Auditors' Report:
                1999 - KPMG LLP
                1998 and 1997 - Cherry, Bekaert & Holland, LLP

          .    Consolidated Balance Sheets as of December 31, 1999 and 1998

          . Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

          . Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1999, 1998 and 1997

          . Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

          . Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

          .    Notes to Consolidated Financial Statements

     (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          3.1 Amended and Restated Articles of Incorporation of Virginia Capital Bancshares, Inc.(1)
          3.2  Amended and Restated Bylaws of Virginia Capital Bancshares,
               Inc.(1)
          4.1  Draft Stock Certificate of Virginia Capital Bancshares, Inc.(2)
          10.1 Fredericksburg Savings Bank Employee Stock Ownership Trust Agreement(3)
          10.2 ESOP Loan Commitment Letter and ESOP Loan Documents(3)
          10.3 Employment Agreement between Fredericksburg Savings Bank and Samuel C. Harding, Jr.(3)
          10.4 Employment Agreement between Fredericksburg Savings Bank and Peggy J. Newman(3)
          10.5 Employment Agreement between Virginia Capital Bancshares, Inc. and Samuel C. Harding, Jr.(3)
          10.6 Employment Agreement between Virginia Capital Bancshares, Inc. and Peggy J. Newman(3)
          10.7 Fredericksburg Savings Bank Employee Severance Compensation
               Plan(3)
          10.8 Fredericksburg Savings Bank Supplemental Executive Retirement Plan(3)
          10.9 Virginia Capital Bancshares, Inc. 1999 Stock-Based Incentive Plan(4)
          11.0 Computation of earnings per share
          13.0 Portions of the Annual Report
          21.0 Subsidiary information is incorporated herein by reference to "Item I. Business - General."
          23.1 Consent of KPMG LLP
          23.2 Consent of Cherry, Bekaert & Holland LLP
          27.1 Financial Data Schedule
          99.1 Opinion of Cherry, Bekaert & Holland LLP

____________________
(1) Incorporated herein by reference into this document from the Form 10-Q filed on November 15, 1999.
(2) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on September 11, 1998, Registration No. 33-63309.
(3) Incorporated herein by reference into this document from the Form 10-K filed on March 31, 1999.
(4) Incorporated herein by reference into this document from the Proxy Statement dated May 20, 1999.

(b)  Reports on Form 8-K

     On October 28, 1999, the Company filed a Form 8-K reporting that it had completed its repurchase of 570,240 shares of its common stock. The press release announcing the completion of the stock repurchases was attached as an exhibit to the Form 8-K.

CONFORMED
                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fredericksburg, Commonwealth of Virginia, on March 29, 2000.

VIRGINIA CAPITAL BANCSHARES, INC.


By:  /s/ Samuel C. Harding, Jr.
     ----------------------------
     Samuel C. Harding, Jr.
     President and Director

     Pursuant to the requirements of the Section 13 of Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           Name                              Title                                                 Date
           ----                              -----                                                 ----
/s/ Samuel C. Harding, Jr.                   President and Director                            March 29, 2000
------------------------------               (principal executive officer)
Samuel C. Harding, Jr.


/s/ Peggy J. Newman                          Executive Vice President, Treasurer,              March 29, 2000
------------------------------               Secretary and Director
Peggy J. Newman                              (principal accounting
                                             and financial officer)



/s/ H. Smith McKann                          Chairman of the Board                             March 29, 2000
------------------------------
H. Smith McKann


/s/ Ronald G. Beck                           Vice Chairman of the Board                        March 29, 2000
------------------------------
Ronald G. Beck


/s/ William M. Anderson, Jr.                 Director                                          March 29, 2000
------------------------------
William M. Anderson, Jr.


/s/ O'Conor Ashby                            Director                                          March 29, 2000
------------------------------
O'Conor Ashby


/s/ Ernest N. Donahoe, Jr.                   Director                                          March 29, 2000
------------------------------
Ernest N. Donahoe, Jr.


/s/ DuVal Q. Hicks, Jr.                      Director                                          March 29, 2000
------------------------------
DuVal Q. Hicks, Jr.


/s/ Charles S. Rowe                          Director                                          March 29, 2000
------------------------------
Charles S. Rowe