Form 10-Q
period 2000-03-31
VIRGINIA CAPITAL BANCSHARES INC
filed 2000-05-12
CIK 1069669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-25031


                       VIRGINIA CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



Virginia                                                              54-1913168
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
organization)                                                Identification No.)

400 George Street, Fredericksburg, Virginia                                22404
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

                                               Yes     X       No
                                                    -------        -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,778,190 shares of common stock, par value $0.01 per share, were outstanding as of May 9, 2000.

                      Virginia Capital Bancshares, Inc.

                                   Form 10-Q

                     For the Quarter Ended March 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

         Consolidated Balance Sheets at
         March 31, 2000 and December 31, 1999 (unaudited).................    3

         Consolidated Statements of Income - For the Three
         Months Ended March 31, 2000 and 1999 (unaudited).................    4

         Consolidated Statements of Changes in Stockholders' Equity -
         For the Three Months Ended March 31, 2000 and 1999 (unaudited)...    5

         Consolidated Statements of Cash Flows - For the
         Three Months Ended March 31, 2000 and 1999 (unaudited)...........    6

         Notes to Consolidated Financial Statements.......................    7


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....   14

PART II:   OTHER INFORMATION..............................................   14

Item 1.    Legal Proceedings..............................................   14
Item 2.    Changes in Securities and Use of Proceeds......................   14
Item 3.    Defaults Upon Senior Securities................................   14
Item 4.    Submission of Matters to a Vote of Security Holders............   15
Item 5.    Other Information..............................................   16
Item 6.    Exhibits and Reports on Form 8-K...............................   16

SIGNATURES................................................................   17

PART I.  FINANCIAL INFORMATION

                       VIRGINIA CAPITAL BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)
                            (Dollars in Thousands)

                                                                           March 31,         December 31,
                                                                             2000               1999
                                                                          ----------         -----------
Assets
Cash and cash equivalents (includes interest-bearing
  deposits of $10,298 in 2000; $16,625 in 1999)                            $ 11,599           $ 18,555
Investment securities
   Held-to-maturity (fair value $656 in 2000; $705 in 1999)                     647                693
   Available-for-sale (cost $78,546 in 2000; $84,116 in 1999)                76,151             81,884
Federal Home Loan Bank stock, restricted, at cost                             3,685              3,613
Loans receivable, net                                                       431,468            422,079
Accrued interest receivable                                                   3,455              3,418
Real estate acquired through foreclosure, net                                   791                416
Property and equipment, net                                                   3,513              3,580
Other assets                                                                  5,769              7,401
                                                                           ---------------------------
               Total assets                                                $537,078           $541,639
                                                                           ===========================

      Liabilities and Stockholders' Equity
Liabilities
Deposits                                                                   $357,405           $357,289
Official bank checks                                                          3,642              3,291
Advances from Federal Home Loan Bank                                          5,000              5,000
Advances from borrowers for taxes and insurance                               2,624              1,041
Accrued expenses and other liabilities                                        2,924              1,924
                                                                           ---------------------------
               Total liabilities                                            371,595            368,545
                                                                           ---------------------------


Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, none issued                         -                  -
Common stock, $.01 par value, 75,000,000 shares authorized,
  issued and outstanding 10,292,832 at March 31, 2000 and
  10,834,560 at December 31, 1999                                               103                108
Additional paid-in capital                                                   95,259            103,226
Common stock held by stock benefit plans                                    (14,669)           (15,062)
Retained earnings, substantially restricted                                  86,275             86,206
Accumulated other comprehensive loss                                         (1,485)            (1,384)
                                                                           ---------------------------
               Total stockholders' equity                                   165,483            173,094
                                                                           ---------------------------

               Total liabilities and stockholders' equity                  $537,078           $541,639
                                                                           ===========================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                 Consolidated Statements of Income (Unaudited)
                            (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                       2000              1999
                                                                            ---------------------------------
Interest income
Interest and fees on loans                                                           $8,233            $8,074
Interest on investment securities                                                     1,389             1,698
                                                                            ---------------------------------
Total interest income                                                                 9,622             9,772
                                                                            ---------------------------------

Interest expense
Deposits                                                                              4,171             4,173
Advances and other borrowings                                                            78               122
                                                                            ---------------------------------
Total interest expense                                                                4,249             4,295
                                                                            ---------------------------------

Net interest income before provision for loan losses                                  5,373             5,477

Provision for loan losses                                                                25                 -
                                                                            ---------------------------------

Net interest income after provision for loan losses                                   5,348             5,477
                                                                            ---------------------------------

Noninterest income
Fees and service charges                                                                 81                76
Securities gains (losses)                                                               (21)               23
Other                                                                                     6                16
                                                                            ---------------------------------
Total noninterest income                                                                 66               115
                                                                            ---------------------------------

Noninterest expense
Compensation and benefits                                                             1,030               880
Occupancy and equipment                                                                 215               183
Other                                                                                   826               746
                                                                            ---------------------------------
Total noninterest expense                                                             2,071             1,809
                                                                            ---------------------------------

Income before income taxes                                                            3,343             3,783

Income taxes                                                                          1,263             1,455

                                                                            ---------------------------------
Net Income                                                                           $2,080            $2,328
                                                                            =================================

Net income per share

Basic                                                                                $  .22            $  .22
Diluted                                                                              $  .22            $  .22

See accompanying notes to consolidated financial statements.

                      VIRGINIA CAPITAL BANCSHARES, INC.
   Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                          (Dollars in Thousands)

                                                                     Common        Retained       Accumulated
                                                    Additional       Stock         Earnings,         Other           Total
                                Preferred  Common     Paid-in       Held by      Substantially   Comprehensive    Stockholders'
                                  Stock     Stock     Capital    Benefit Plans     Restricted    Income (Loss)       Equity
                                ---------  -------  -----------  --------------  --------------  --------------  --------------
Balance, December 31, 1999      $       -    $108     $103,226        $(15,062)        $86,206         $(1,384)       $173,094

Comprehensive income:
     Net income                         -       -            -               -           2,080               -           2,080
     Change in net unrealized
     loss on securities
     available-for-sale                 -       -            -               -               -            (101)           (101)
                                                                                                                    ----------
Comprehensive income                                                                                                     1,979
Cash dividends declared
  ($0.21 per share)                     -       -            -               -          (2,011)              -          (2,011)

ESOP shares committed to
  be released                           -       -           53             114               -               -             167
Amortization of restricted
  stock awards                          -       -            -             279               -               -             279

Stock repurchases                       -      (5)      (8,020)              -               -               -          (8,025)
                                ----------------------------------------------------------------------------------------------

Balance, March 31, 2000         $       -    $103     $ 95,259        $(14,669)        $86,275         $(1,485)       $165,483
                                ==============================================================================================


Balance, December 31, 1998      $       -    $114     $112,303        $ (8,920)        $81,292            $417        $185,206

Comprehensive income:
     Net income                         -       -            -               -           2,328               -           2,328
     Change in net unrealized
     gain on securities
     available-for-sale                 -       -            -               -               -             (35)            (35)
                                                                                                                    ----------
Comprehensive income                                                                                                     2,293
Cash dividends declared
 ($0.10 per share)                      -       -            -               -          (1,051)              -          (1,051)

ESOP shares committed to
 be released                            -       -           18              69               -               -              87
                                ----------------------------------------------------------------------------------------------
Balance, March 31, 1999         $       -    $114     $112,321        $ (8,851)        $82,569            $382        $186,535
                                ==============================================================================================


See accompanying notes to consolidated financial statements

                       VIRGINIA CAPITAL BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                            (Dollars in Thousands)

                                                                               For the Three Months
                                                                                   Ended March, 31
                                                                           ------------------------------
                                                                                   2000              1999
                                                                           ------------------------------
Cash flows from operating activities:
     Net income                                                                   $ 2,080          $2,328
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation                                                                 110              93
         Provision for loan losses                                                     25               -
         Net realized (gains) losses on investment securities                          21             (23)
         ESOP shares committed to be released                                         167              87
         Amortization of restricted stock awards                                      279               -
         Premium/discount on investment securities                                     98              11
         Deferred loan fees and costs, net                                             54              (1)
         Increase in accrued interest receivable                                      (37)         (1,022)
         (Increase) decrease in other assets                                        1,113            (453)
         Increase in advances by borrowers for taxes and insurance                  1,583           1,464
         Increase in other liabilities                                              1,000           1,265
                                                                           ------------------------------
            Net cash provided by operating activities                               6,493           3,749
                                                                           ------------------------------

Cash flows from investing activities:
     Proceeds from sale of securities available-for-sale                            4,978               -
     Proceeds from redemption of securities available-for-sale                        500           1,500
     Purchase of FHLB stock                                                           (72)            (74)
     Purchases of securities available-for-sale                                         -         (43,977)
     Principal payments on mortgaged-backed securities                                 64              92
     held-to-maturity
     Loan originations and principal payments, net                                 (9,468)          1,133
     Purchases of property and equipment                                              (64)           (202)
     Proceeds from sale of real estate acquired through foreclosure                   182             678
                                                                           ------------------------------
            Net cash used in investing activities                                  (3,880)        (40,850)
                                                                           ------------------------------

Cash flows from financing activities:
     Net increase (decrease) in savings accounts                                   (2,020)          2,626
     Net increase (decrease) in certificates of deposit                             2,136         (19,114)
     Net increase (decrease) in official bank checks                                  351          (2,401)
     Cash dividends paid                                                           (2,011)         (1,051)
     Stock repurchases                                                             (8,025)              -
                                                                           ------------------------------
            Net cash used in financing activities                                  (9,569)        (19,940)
                                                                           ------------------------------

Net decrease in cash and cash equivalents                                          (6,956)        (57,041)

Cash and cash equivalents at beginning of period                                   18,555         115,734
                                                                           ------------------------------

Cash and cash equivalents at end of period                                        $11,599        $ 58,693
                                                                           ==============================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                MARCH 31, 2000


1. The consolidated financial statements include the accounts of Virginia Capital Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Fredericksburg Savings Bank (the "Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations for each of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be expected for all of 2000.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 1999.

2. The following is a reconciliation of the denominators of the basic and diluted earnings per share computations.


                                                         Three Months Ended       Three Months Ended
                                                           March 31, 2000           March 31, 1999
                                                        --------------------------------------------
Net income                                                       $     2,080             $     2,328
Dividends on unvested restricted stock awards                            (77)                      -
                                                        --------------------------------------------
Net income - basic                                               $     2,003             $     2,328
                                                        ============================================

Basic:
Weighted average shares outstanding                               10,560,690              11,404,800
Less:  Unallocated/unearned shares held by
       stock benefit plans                                        (1,311,553)               (900,979)
Add:   ESOP shares released or committed
       to be released                                                  3,928                   3,928
                                                        --------------------------------------------

Weighted average shares outstanding - basic                        9,253,065              10,507,749
                                                        ============================================

Earnings per share - basic                                              $.22                    $.22
                                                        ============================================

                                                         Three Months Ended       Three Months Ended
                                                           March 31, 2000           March 31, 1999
                                                        --------------------------------------------
Diluted:
Net income                                                     $     2,080             $       2,328
Dividends on unvested restricted stock awards                          (77)                       -
                                                        --------------------------------------------
Net income - diluted                                           $     2,003             $       2,328
                                                        ============================================

Basic weighted average shares outstanding                        9,253,065                10,507,749
Add effect of dilutive instruments:
  Restricted stock awards                                                -                         -
  Stock options                                                          -                         -
                                                        ============================================

Dilutive weighted average shares outstanding                     9,253,065                10,507,749
                                                        ============================================

Earnings per share - diluted                                   $       .22             $         .22
                                                        ============================================

                        PART I:  FINANCIAL INFORMATION
                      VIRGINIA CAPITAL BANCSHARES, INC.
                                MARCH 31, 2000

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements which are based on certain assumptions and which describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

     The Company's assets totaled $537.1 million at March 31, 2000, a decrease of $4.5 million, or .8% from total assets of $541.6 million at December 31, 1999 as a result of the Company's repurchase of 541,728 shares of common stock. In February 2000, a regular quarterly dividend of $.11 per share was paid and a special cash dividend of $.10 per share was paid, totaling $2.0 million. Stockholders' equity of $165.5 million represented 30.81% of total assets.

     Loans. Net loans receivable increased $9.4 million to $431.5 million at March 31, 2000 from $422.1 million at December 31, 1999. One-to-four family mortgage loans increased $3.7 million to $374.0 million at March 31, 2000 from $370.3 million at December 31, 1999. Construction loans increased $3.1 million to $16.2 million at March 31, 2000 from $13.1 million at December 31, 1999.

     Allowance for Loan Losses.   The allowance for loan losses remained
constant at $5.7 million at March 31, 2000 and December 31, 1999. At March 31, 2000, the allowance for loan losses provided coverage of 288.65% of total nonperforming loans of $2.0 million, an increase from 230.98% of total nonperforming loans of $2.5 million at December 31, 1999.

     Investment Securities. Investment securities classified as available-for-sale totaled $76.2 million at March 31, 2000, a net decrease of $5.7 million from $81.9 million at December 31, 1999. The decrease in investment securities classified as available-for-sale is primarily a result of the sale of investment securities. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at March 31, 2000.


                                                              Amortized       Estimated
                                                                 Cost         Fair Value
                                                          --------------------------------
U.S. Treasury and agency obligations                               $34,951         $34,230
Corporate securities                                                34,162          33,083
State and local municipal bonds                                      5,519           5,431
Mutual fund                                                          1,414           1,367
Dual index consolidated bonds                                        2,500           2,040
                                                          --------------------------------
                                                                   $78,546         $76,151
                                                          ================================

Maturities of available-for-sale securities at March 31, 2000, are as follows:

                                                              Amortized       Estimated
                                                                 Cost         Fair Value
                                                          --------------------------------
Mutual fund                                                     $ 1,414         $ 1,367
Due in one year or less                                          24,015          23,818
Due after one year through five years                            50,518          48,825
Due after five years through ten years                            2,500           2,040
Due after ten years                                                  99             101
                                                          --------------------------------
                                                                $78,546         $76,151
                                                          ================================

     Deposits. Total deposits increased $116,000 from $357.3 million at December 31, 1999 to $357.4 million at March 31, 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

     General. Net income for the three months ended March 31, 2000 decreased $248,000 to $2.1 million compared to net income of $2.3 million for the three months ended March 31, 1999. The decrease in net income during the three-month period ended March 31, 2000 resulted primarily from a $104,000 decrease in net interest income and a $262,000 increase in non-interest expenses partially offset by a decrease in income taxes of $192,000.

     Interest Income. Interest income for the three months ended March 31, 2000 decreased $150,000 to $9.6 million, from $9.8 million for the comparable period in 1999. Interest on mortgage loans, the largest component of interest income, increased $136,000 from $7.9 million for the three months ended March 31 1999 to $8.0 million for the three months ended March 31, 2000. While the average yield on mortgage loans declined 13 basis points from 7.71% for the first quarter of 1999 to 7.58% for the first quarter of 2000, the average balance of mortgage loans increased $14.5 million from $407.5 million to $422.0 million resulting in the increase in interest on mortgage loans. The increase in interest on mortgage loans was offset by a decrease in interest on overnight and short-term deposits and investment securities of $309,000. The $309,000 decrease was primarily the result of a decrease in the average balance of overnight and short-term deposits and investment securities from $138.5 million for the three month period ended March 31, 1999 to $96.3 million for the three month period ended March 31, 2000.

     Interest Expense. Interest expense was $4.2 million for the three months ended March 31, 2000, a decrease of $46,000 from $4.3 million for the three months ended March 31, 1999. This decrease is primarily attributable to a $44,000 decrease in interest expense on Federal Home Loan Bank advances resulting from the maturity of a $3.0 million advance from the Federal Home Loan Bank in November 1999.

     Provision for Loan Losses. The provision for loan losses was $25,000 for the first quarter of 2000. No provision for loan losses was made in the first quarter of 1999. This increase is primarily the result of net charge-offs of $19,000 for the first three months of 2000 compared to net recoveries of $13,000 for the first three months of 1999. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses will be sufficient to cover future possible loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multifamily, or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgements different from management.

     A summary of activity in the allowance for loan losses follows:

                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                          2000           1999
                                                  ---------------------------

Balance at beginning of period                          $5,689         $5,684
Provision for loan losses                                   25              -

  Loans charged off:
    Mortgage loans                                           5             17
    Consumer loans                                          14              -
                                                  ---------------------------
        Total charge-offs                                   19             17
  Recoveries                                                 -             30
                                                  ---------------------------

Balance at end of period                                $5,695         $5,697
                                                  ===========================

     Noninterest Expense. Total noninterest expense increased $262,000 to $2.1 million for the three months ended March 31, 2000, compared to $1.8 million for the three months ended March 31, 1999. The compensation and benefits expense increase of $150,000 primarily resulted from the amortization of stock awards under the Company's stock-based incentive plan. Because this plan was established on June 29, 1999, there was no expense related to this plan in the first quarter of 1999. The Company's efficiency ratio increased to 38.07% for the three months ended March 31, 2000 compared to 32.36% for the three months ended March 31, 1999, primarily due to the increase in noninterest expenses and decrease in interest income. The Company's efficiency ratio may increase in the future with decreased interest income as a result of fewer funds available for investment due to stock repurchases.

Key performance ratios are as follows:

                                                            At or For the Three Months
                                                                  Ended March 31,
                                                            --------------------------
                                                               2000              1999
                                                            ---------         ---------
     Return on average assets                                 1.54%             1.65%
     Return on average equity                                 4.91%             5.01%
     Net interest margin                                      4.06%             3.95%
     Total noninterest expense to average assets              1.54%             1.28%
     Efficiency ratio                                        38.07%            32.36%

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At March 31, 2000, the Bank's liquidity ratio was 18.71%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The ratio is higher than desired at this time due to the infusion of funds from the Company's public offering. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2000, the Company's cash and cash equivalents and securities available-for-sale totalled $87.8 million, or 16.34% of the Company's total assets.

     The Company, through the Bank, has other sources of liquidity if a need for additional funds arises. At March 31, 2000, the Bank had $5.0 million in advances outstanding from the FHLB and, had an additional overall borrowing capacity from the FHLB of $46.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may utilize FHLB borrowings to fund asset growth.

     At March 31, 2000, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $43.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2000, totalled $181.1 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At March 31, 2000, the Bank exceeded all minimum regulatory capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's actual amounts and percentages at March 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
                              Capital        Required      Actual       Actual        Excess       Excess
                            Requirement      Percent       Capital      Percent       Capital      Percent
-------------------------------------------------------------------------------------------------------------------------
Tangible                      $ 7,751          1.5        $143,625       27.79       $135,874       26.29
-------------------------------------------------------------------------------------------------------------------------
Leverage                       20,670          4.0         143,625       27.79        122,955       23.79
-------------------------------------------------------------------------------------------------------------------------
Risk-based                     25,700          8.0         147,657       45.96        121,957       37.96
-------------------------------------------------------------------------------------------------------------------------


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     As of March 31, 2000, there have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1999 in the Company's Annual Report on Form 10-K.

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

     None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     On April 7, 2000, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three-year terms, to ratify certain amendments to the Virginia Capital Bancshares, Inc. 1999 Stock-Based Incentive Plan and the ratification of KPMG LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

                                        Number of Votes      Number of Votes
1. Election of Directors                      FOR                WITHHELD
                                        ----------------     ---------------
   O'Conor Ashby                            8,653,782             118,270
   Samuel C. Harding, Jr.                   8,615,397             156,655
   Charles S. Rowe                          8,637,286             134,766

     The directors whose terms continued and the years their terms expire are as follows: H. Smith McKann (2001), Peggy J. Newman (2001) and DuVal Q. Hicks, Jr.
(2001), William M. Anderson, Jr. (2002), Ronald G. Beck (2002) and Ernest N. Donahoe, Jr. (2002).

                                             No. of Votes     No. of Votes     No. of Votes
                                                 FOR            AGAINST          ABSTAIN
                                             ------------     ------------     ------------
2.  Ratification of certain amendments
    to the Virginia Capital
    Bancshares, Inc. 1999
    Stock-Based Incentive Plan                 8,156,606          571,765           43,681

                                            No. of Votes      No. of Votes     No. of Votes
                                                FOR             AGAINST          ABSTAIN
                                            ------------      ------------     ------------
3.  Ratification of KPMG LLP as the
    Company's Independent Auditors             8,689,490            67,421           15,141

ITEM 5.   OTHER INFORMATION.
          -----------------

     None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K .
           ---------------------------------

      (a)  Exhibits

3.1 Amended and Restated Articles of Incorporation of Virginia Capital Bancshares, Inc. (1)
3.2   Amended and Restated Bylaws of Virginia Capital Bancshares, Inc. (1)
4.1   Draft Stock Certificate of Virginia Capital Bancshares, Inc. (2)
27.0  Financial Data Schedule

      (b)  Reports on Form 8-K

      On January 27, 2000, the Company filed a Form 8-K regarding its January 27, 2000 press release announcing that the Company had received regulatory clearance to repurchase up to 5% of its outstanding common stock.

      On March 3, 2000, the Company filed a Form 8-K regarding its March 3, 2000 press release announcing that the Company had completed its repurchase of 5% of its outstanding stock.
____________________
(1)   Incorporated herein by reference into this document from Exhibits 3.1 &
3.2 of the Company's 10-Q filed on November 15, 1999.

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


                              VIRGINIA CAPITAL BANCSHARES, INC.


Dated: May 12, 2000           By:   /s/ Samuel C. Harding
                                    ----------------------
                                    Samuel C. Harding, Jr.
                                    President
                                    (principal executive officer)

Dated: May 12, 2000           By:   /s/ Peggy J. Newman
                                    -------------------
                                    Peggy J. Newman
                                    Executive Vice President, Treasurer
                                      and Secretary
                                    (principal financial and accounting officer)