Form 10-Q
period 2000-06-30
VIRGINIA CAPITAL BANCSHARES INC
filed 2000-08-14
CIK 1069669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 0-25031


                       VIRGINIA CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Virginia                                                              54-1913168
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

400 George Street, Fredericksburg, Virginia                                22404
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
                                                  Yes  X               No
                                                     -----               -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,688,090 shares of common stock, par value $0.01 per share, were outstanding as of August 5, 2000.

                       Virginia Capital Bancshares, Inc.

                                   Form 10-Q

                      For the Quarter Ended June 30, 2000

                                     INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2000 and December 31, 1999 (unaudited)....................   3

     Consolidated Statements of Income - For the Three
     Months Ended June 30, 2000 and 1999 and the
     Six Months Ended June 30, 2000 and 1999 (unaudited)................   4

     Consolidated Statements of Changes in Stockholders' Equity -
     For the Six Months Ended June 30, 2000 and 1999 (unaudited)........   5

     Consolidated Statements of Cash Flows - For the
     Six Months Ended June 30, 2000 and 1999 (unaudited)................   6

     Notes to Consolidated Financial Statements.........................   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  14

PART II: OTHER INFORMATION..............................................  14

Item 1.  Legal Proceedings..............................................  14
Item 2.  Changes in Securities and Use of Proceeds......................  14
Item 3.  Defaults Upon Senior Securities................................  14
Item 4.  Submission of Matters to a Vote of Security Holders............  14
Item 5.  Other Information..............................................  14
Item 6.  Exhibits and Reports on Form 8-K...............................  15

SIGNATURES..............................................................  16

PART I.  FINANCIAL INFORMATION

                       VIRGINIA CAPITAL BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)
                            (Dollars in Thousands)


                                                                            June 30,        December 31,
                                                                             2000              1999
                                                                           --------         -----------
Assets
Cash and cash equivalents (includes interest-bearing
  deposits of $4,945 in 2000; $16,625 in 1999)                            $  6,256            $ 18,555
Investment securities
   Held-to-maturity (fair value $615 in 2000; $705 in 1999)                    607                 693
   Available-for-sale (cost $73,472 in 2000; $84,116 in 1999)               71,321              81,884
Federal Home Loan Bank stock, restricted, at cost                            3,685               3,613
Loans receivable, net                                                      440,375             422,079
Accrued interest receivable                                                  3,512               3,418
Real estate acquired through foreclosure, net                                  789                 416
Property and equipment, net                                                  3,405               3,580
Other assets                                                                 6,969               7,401
                                                                  ------------------------------------
               Total assets                                               $536,919            $541,639
                                                                  ====================================

      Liabilities and Stockholders' equity
Liabilities
Deposits                                                                  $357,739            $357,289
Official bank checks                                                         4,283               3,291
Advances from Federal Home Loan Bank                                        12,000               5,000
Advances from borrowers for taxes and insurance                              1,158               1,041
Accrued expenses and other liabilities                                       2,218               1,924
                                                                  ------------------------------------
               Total liabilities                                           377,398             368,545
                                                                  ------------------------------------


Stockholders' equity
Preferred stock, 5,000,000 shares authorized, none issued                        -                   -
Common stock, $.01 par value, 75,000,000 shares authorized,
   issued and outstanding 9,778,190 at June 30, 2000 and
   10,834,560 at December 31, 1999                                              98                 108
Additional paid-in capital                                                  87,704             103,226
Common stock held by stock benefit plans                                   (14,275)            (15,062)
Retained earnings, substantially restricted                                 87,328              86,206
Accumulated other comprehensive income                                      (1,334)             (1,384)
                                                                  ------------------------------------
               Total stockholders' equity                                  159,521             173,094
                                                                  ------------------------------------

               Total liabilities and stockholders' equity                 $536,919            $541,639
                                                                  ====================================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                 Consolidated Statements of Income (Unaudited)
                             (Dollars in Thousands)


                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                      -------------------------------------------------------------
                                                             2000           1999            2000            1999
                                                      -------------------------------------------------------------
Interest Income
Interest and fees on loans                                  $8,468         $7,999         $16,701         $16,073
Interest on investment securities                            1,272          1,793           2,661           3,491
                                                      -------------------------------------------------------------
     Total interest income                                   9,740          9,792          19,362          19,564
                                                      -------------------------------------------------------------

Interest expense
Deposits                                                     4,351          4,117           8,522           8,290
Advances and other borrowings                                  148            123             226             245
                                                      -------------------------------------------------------------
     Total interest expense                                  4,499          4,240           8,748           8,535
                                                      -------------------------------------------------------------

     Net interest income                                     5,241          5,552          10,614          11,029

Provision for loan losses                                        -             45              25              45
                                                      -------------------------------------------------------------

     Net interest income after provision for loan
      losses                                                 5,241          5,507          10,589          10,984
                                                      -------------------------------------------------------------

Noninterest income
Fees and service charges                                        78             62             159             138
Securities gains (losses)                                        -            154             (21)            177
Other                                                            5              7              11              23
                                                      -------------------------------------------------------------
     Total noninterest income                                   83            223             149             338
                                                      -------------------------------------------------------------

Noninterest expense
Compensation and benefits                                    1,082            921           2,112           1,801
Occupancy and equipment                                        205            216             420             399
Other                                                          783            743           1,609           1,489
                                                      -------------------------------------------------------------
     Total noninterest expense                               2,070          1,880           4,141           3,689
                                                      -------------------------------------------------------------

Income before income taxes                                   3,254          3,850           6,597           7,633

Income taxes                                                 1,228          1,470           2,491           2,925
                                                      -------------------------------------------------------------
Net income                                                  $2,026         $2,380         $ 4,106         $ 4,708
                                                      =============================================================

Net Income Per Share:
Basic                                                         $.23           $.23            $.45            $.45
Diluted                                                       $.23           $.23            $.45            $.45


See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                             (Dollars in Thousands)



                                                                     Common         Retained      Accumulated
                                                    Additional       Stock         Earnings,         Other           Total
                                Preferred  Common     Paid-in       Held by      Substantially   Comprehensive   Stockholders'
                                  Stock     Stock     Capital    Benefit Plans     Restricted    Income (Loss)       Equity
                                ---------  -------  -----------  --------------  --------------  --------------  --------------
Balance, December 31, 1999      $      -   $ 108     $ 103,226    $  (15,062)       $ 86,206        $ (1,384)      $ 173,094

Comprehensive income:
     Net income                        -       -             -             -           4,106               -           4,106
     Change in net unrealized
       loss on securities
       available-for-sale              -       -             -             -               -              50              50
                                                                                                              ----------------
Comprehensive income                                                                                                   4,156
Cash dividends declared
 ($0.32 per share)                     -       -             -             -          (2,984)              -          (2,984)

ESOP shares committed to
     be released                       -       -           108           228               -               -             336
Amortization of restricted
 stock awards                          -       -             -           559               -               -             559

Stock repurchases                      -     (10)      (15,630)            -               -               -         (15,640)
                              ------------------------------------------------------------------------------------------------

Balance, June 30, 2000          $      -    $ 98      $ 87,704      $(14,275)        $87,328         $(1,334)       $159,521
                              ================================================================================================


Balance, December 31, 1998      $      -    $114      $112,303      $ (8,920)        $81,292         $   417        $185,206

Comprehensive income:
     Net income                        -       -             -             -           4,708               -           4,708
     Change in net unrealized
       gain on securities
       available-for-sale              -       -             -             -               -            (725)           (725)
                                                                                                              ----------------
Comprehensive income                                                                                                   3,983
Cash dividends declared
 ($0.20 per share)                     -       -             -             -          (2,102)              -          (2,102)

ESOP shares committed to
     be released                       -       -            46           138               -               -             184
                              ------------------------------------------------------------------------------------------------
Balance, June 30, 1999          $      -    $114      $112,349       $(8,782)        $83,898           $(308)       $187,271
                              ================================================================================================

See accompanying notes to consolidated financial statements.

                    VIRGINIA CAPITAL BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                           ------------------------------
                                                                                     2000     1999
                                                                           ------------------------------
Cash flows from operating activities
     Net income                                                                   $ 4,106          $4,708
     Adjustments to reconcile net income to net cash provided
     by operating activities
         Depreciation                                                                 222             204
         Provision for loan losses                                                     25              45
         Provision for loss on real estate owned                                        6             101
         Net realized (gains) losses on investment securities                          21            (177)
         ESOP shares committed to be released                                         334             184
         Amortization of restricted stock awards                                      559               -
         Premium/discount on investment securities                                    175              80
         Deferred loan fees and costs, net                                            115              46
         Increase in accrued interest receivable                                      (94)         (1,258)
         Increase in other assets                                                    (265)           (734)
         Increase in advances by borrowers for taxes and insurance                    117             115
         Increase in other liabilities                                                294             333
                                                                           --------------------------------
           Net cash provided by operating activities                                5,615           3,647
                                                                           --------------------------------

Cash flows from investing activities
        Proceeds from sale of securities available-for sale                         4,978               -
        Proceeds from redemption of securities available-for-sale                   5,500           3,500
        Purchase of FHLB stock                                                        (72)            (74)
        Purchase of securities available-for-sale                                       -         (63,069)
        Principal payments on mortgaged-backed securities                             120             229
        held-to-maturity
        Loan originations and principal payments, net                             (18,436)         (1,165)
        Purchases of property and equipment                                           (67)           (336)
        Proceeds from sale of real estate acquired through foreclosure                245           1,112
                                                                           --------------------------------
          Net cash used in investing activities                                    (7,732)        (59,803)
                                                                           --------------------------------
Cash flows from financing activities
          Net increase (decrease) in savings and transaction accounts              (1,881)          2,949
          Net increase (decrease) in certificates of deposit                        2,331          (4,908)
          Net increase (decrease) in official bank checks                             992         (18,085)
          Net increase in advances from Federal Home Loan Bank                      7,000               -
          Cash dividends paid                                                      (2,984)         (2,102)
          Stock repurchases                                                       (15,640)              -
                                                                           --------------------------------
            Net cash used in financing activities                                 (10,182)        (22,146)
                                                                           --------------------------------

Net decrease in cash and cash equivalents                                         (12,299)        (78,302)

Cash and cash equivalents at beginning of period                                   18,555         115,734
                                                                           --------------------------------

Cash and cash equivalents at end of period                                       $  6,256        $ 37,432
                                                                           ================================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                                 JUNE 30, 2000



1. The consolidated financial statements include the accounts of Virginia Capital Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Fredericksburg Savings Bank (the "Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for each of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be expected for all of 2000.

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

2. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.



Basic Earnings Per Share:
                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                 -------------------------------------------------------------------
                                                          2000             1999             2000             1999
                                                 -------------------------------------------------------------------
Net Income                                          $     2,026      $     2,380      $     4,106      $     4,708
Dividends on unvested restricted stock awards               (40)               -             (117)               -
                                                 -------------------------------------------------------------------
       Net income - basic                           $     1,986      $     2,380      $     3,989      $     4,708
                                                 ===================================================================

Weighted average shares outstanding                   9,934,873       11,404,800       10,247,782       11,404,800
Less:  Unallocated/unearned shares held by
 stock benefit plans                                 (1,296,220)        (885,647)      (1,301,923)        (891,402)
                                                 -------------------------------------------------------------------
       Weighted average shares outstanding -
        basic                                         8,638,653       10,519,153        8,945,859       10,513,398
                                                 ===================================================================
       Earnings per share - basic                   $       .23      $       .23      $       .45      $       .45
                                                 ===================================================================


Diluted Earnings Per Share:
                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                 -------------------------------------------------------------------
                                                         2000             1999             2000             1999
                                                 -------------------------------------------------------------------
Net Income                                            $     2,026      $     2,380      $     4,106      $     4,708
Dividends on unvested restricted stock awards,
 net                                                          (40)               -             (117)               -
                                                 -------------------------------------------------------------------
        Net income - diluted                          $     1,986      $     2,380      $     3,989      $     4,708
                                                 ===================================================================
Weighted average shares outstanding                     9,934,873       11,404,800       10,247,782       11,404,800
Less: Unallocated/unearned shares held by
 stock benefit plans                                   (1,296,220)        (885,647)      (1,301,923)        (891,402)
                                                 -------------------------------------------------------------------
       Weighted average shares outstanding -
        diluted                                         8,638,653       10,519,153        8,945,859       10,513,398
                                                 ===================================================================
          Earnings per share - diluted                $       .23      $       .23       $      .45      $       .45
                                                 ===================================================================

                        PART I:  FINANCIAL INFORMATION
                       VIRGINIA CAPITAL BANCSHARES, INC.
                                 JUNE 30, 2000

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

     The Company's assets totaled $536.9 million at June 30, 2000, a decrease of $4.7 million, or .9% from total assets of $541.6 million at December 31, 1999 primarily as a result of the Company's repurchase of 1,056,370 shares of its common stock. Dividends of $.32 per share were paid totaling $3.0 million during the first six months of 2000. Stockholders' equity of $159.5 million represented 29.7% of total assets.

     Loans. Net loans receivable increased $18.3 million to $440.4 million at June 30, 2000 from $422.1 million at December 31, 1999. One-to-four family mortgage loans increased $8.2 million to $378.5 million at June 30, 2000 from $370.3 million at December 31, 1999. Construction and development loans increased $4.4 million to $17.5 million at June 30, 2000 from $13.1 million at December 31, 1999.

     Allowance for Loan Losses.   The allowance for loan losses remained
constant at $5.7 million at June 30, 2000 and December 31, 1999. The unchanged allowance during this period reflects the stability in non-performing assets and net charged off loans, as well as management's belief that there is economic stability in the Bank's market area. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. At June 30, 2000, the allowance for loan losses provided coverage of 225.30% of total nonperforming loans of $2.5 million compared to 230.98% of total nonperforming loans of $2.5 million at December 31, 1999. The ratio of allowance for loan losses to net loans receivable was 1.27% at June 30, 2000 and 1.33% at December 31, 1999.

     Investment Securities. Investment securities classified as available-for-sale decreased a net $10.6 million from $81.9 million at December 31, 1999 to $71.3 million at June 30, 2000, primarily as a result of the Company's repurchase of its common stock. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at June 30, 2000.


                                                        Amortized    Estimated
                                                           Cost      Fair Value
                                                    ----------------------------
U.S. Treasury and agency obligations                     $29,946      $29,295
Corporate securities                                      34,077       33,077
State and local municipal bonds                            5,517        5,446
Mutual fund                                                1,432        1,375
Dual index consolidated bonds                              2,500        2,128
                                                    ----------------------------
                                                         $73,472      $71,321
                                                    ============================


Maturities of available-for-sale securities
at June 30, 2000, are as follows:                   Amortized       Estimated
                                                      Cost          Fair Value
                                                  ------------------------------
Mutual fund                                             $ 1,432      $ 1,375
Due in one year or less                                  21,859       21,674
Due after one year through three years                   41,026       39,809
Due after three years through five years                  6,556        6,232
Due after five years through ten years                    2,599        2,231
                                                  ------------------------------
                                                        $73,472      $71,321
                                                  ==============================


   Deposits. Total deposits increased $500,000 from $357.3 million at December 31, 1999 to $357.8 million at June 30, 2000. Transaction account deposits increased $11.9 million to $15.9 million at June 30, 2000 from $4.0 million at December 31, 1999. Savings account deposits decreased $13.8 million to $66.2 million at June 30, 2000 from $80.0 million at December 31, 1999. Certificates of deposit increased $2.3 million to $275.7 million at June 30, 2000 from $273.4 million at December 31, 1999. Special promotions in the first half of 2000 created much of the increase in transaction accounts. The decrease in savings account deposits was primarily due to transfers to transaction account deposits.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2000 and 1999

     General.   Net income for the three months ended June 30, 2000 decreased
$354,000 to $2.0 million compared to net income of $2.4 million for the three months ended June 30, 1999. The decrease in net income during the three-month period ended June 30, 2000 resulted primarily from a $311,000 decrease in net interest income, a $190,000 increase in noninterest expenses and a $154,000 decrease in gains on the sale of securities, partially offset by a decrease in income taxes of $242,000. Net income for the six months ended June 30, 2000 decreased $602,000 to $4.1 million compared to net income of $4.7 million for the six months ended June 30, 1999. The decrease in net income during the six month period ended June 30, 2000 resulted primarily from a $415,000 decrease in net interest income, a $452,000 increase in noninterest expenses and a net $198,000 decrease in gains and losses on the sale of securities partially offset by a decrease in income taxes of $434,000.

     Interest Income.   Interest income for the three months ended June 30, 2000
decreased $52,000 to $9.7 million, from $9.8 million for the comparable period in 1999. Interest on mortgage loans, the largest component of interest income, increased $422,000 from $7.8 million for the three months ended June 30, 1999 to $8.2 million for the three months ended June 30, 2000. The increase in interest on mortgage loans was the result of an increase in the average balance of mortgage loans to $429.7 million compared to $408.3 million in the prior year's second quarter. For the three months ended June 30, 2000 and 1999, the yield on the average balance of mortgage loans was 7.64% and 7.62%, respectively. The increase in interest on mortgage loans was offset by a decrease in interest on overnight and short-term deposits and investment securities of $521,000. The $521,000 decrease was the result of a decrease in the average balance of overnight and short-term deposits and investment securities from $133.1 million for the three month period ended June 30, 1999 to $87.5 million for the three month period ended June 30, 2000.

     Interest income for the six months ended June 30, 2000 decreased $202,000, from $19.6 million for the six month period ended June 30, 1999 to $19.4 million for the six month period ended June 30, 2000. Interest on mortgage loans increased $559,000, while interest on overnight and short-term deposits and investment securities decreased $830,000 during this period. The increase in interest on mortgage loans was the result of an increase in the average balance of mortgage loans to $425.8 million compared to $408.0 million for the first half of 1999. For the six months ended June 30, 2000 and 1999, the yield on the average balance of mortgage loans was 7.61% and 7.67%, respectively. The $830,000 decrease in interest on overnight and short-term deposits and investment securities was the result of a decrease in the average balance of overnight and short-term deposits and investment securities from $135.9 million for the six month period ended June 30, 1999 to $92.1 million for the six month period ended June 30, 2000.

     Interest Expense. Interest expense was $4.5 million for the three months ended June 30, 2000, an increase of $259,000 from $4.2 million for the three months ended June 30, 1999. This increase is primarily attributable to a $4.4 million increase in average deposits from $353.1 million for the second quarter of 1999 to $357.5 million for the second quarter of 2000, and, an increase of 21 basis points in the rates paid on these deposits from 4.66% to 4.87%.

     For substantially the same reasons, interest expense increased $213,000 from $8.5 million for the six month period ended June 30, 1999 to $8.7 million for the period ended June 30, 2000.

     Provision for Loan Losses.   Based on management's assessment of the
adequacy of the allowance for loan losses, no provision for loan losses was recorded in the second quarter of 2000. The provision for loan losses recorded for the second quarter of 1999 was $45,000. The provision for loan losses decreased from $45,000 for the first six months of 1999 to $25,000 for the first six months of 2000. Net charge-offs were $41,000 for the first six months of 2000 and $37,000 for the first six months of 1999. The static quality of the loan portfolio and constant level of nonaccruals mitigated the need for additional provisions for loan losses.

     A summary of activity in the allowance for loan losses follows:

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                          ------------------------------------------------------------
                                                     2000           1999           2000           1999
                                          ------------------------------------------------------------

Balance at beginning of period                     $5,695         $5,697         $5,689         $5,684
Provision for loan losses                               -             45             25             45

  Loans charged off:
    Mortgage loans                                     14             19             19             36
    Consumer loans                                      8             32             22             32
                                          ------------------------------------------------------------
        Total charge-offs                              22             51             41             68
  Recoveries                                            -              1              -             31
                                          ------------------------------------------------------------

Balance at end of period                           $5,673         $5,692         $5,673         $5,692
                                          ============================================================

     Noninterest Expense. Total noninterest expense increased $190,000 to $2.1 million for the three months ended June 30, 2000, compared to $1.9 million for the three months ended June 30, 1999. The compensation and benefits expense increase of $161,000 includes $175,000 related to the Company's stock-based compensation plan. Stockholders approved the stock-based compensation plan on June 25, 1999, therefore, there is no expense related to this plan in the second quarter of 1999. The Company's efficiency ratio increased to 38.89% for the three months ended June 30, 2000 compared to 32.55% for the three months ended June 30, 1999, primarily due to the decrease in net interest income.

     For substantially the same reasons, noninterest expense increased $452,000 to $4.1 million for the six month period ended June 30, 2000, compared to $3.7 million for the period ended June 30, 1999. The Company's efficiency ratio increased to 38.48% for the six months ended June 30, 2000 compared to 32.46% for the six months ended June 30, 1999.

Other key performance ratios are as follows:

                                                      At or For the Three Months
                                                            Ended June 30,
                                                    ----------------------------
                                                          2000             1999
                                                         -----            -----
     Return on average assets                             1.51%            1.70%
     Return on average equity                             5.03%            5.08%
     Net interest margin                                  3.96%            4.03%
     Total noninterest expense to average assets          1.54%            1.34%
     Efficiency ratio                                    38.89%           32.55%

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At June 30, 2000, the Bank's liquidity ratio was 18.36%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The ratio is higher than desired at this time due to the infusion of funds from the Company's public offering in December 1998. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2000, the Company's cash and cash equivalents and securities available-for-sale totalled $77.6 million, or 14.4% of the Company's total assets.

     The Company, through the Bank, has other sources of liquidity if a need for additional funds arises. At June 30, 2000, the Bank had $12.0 million in advances outstanding from the FHLB and, had an additional overall borrowing capacity from the FHLB of $40.1 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At June 30, 2000, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $36.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from June 30, 2000, totalled $181.5 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At June 30, 2000, the Bank exceeded all minimum regulatory capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's actual amounts and percentages at June 30, 2000:

-------------------------------------------------------------------------------------------------------------------------
                                     Capital         Required       Actual         Actual        Excess         Excess
                                   Requirement       Percent        Capital       Percent        Capital       Percent
-------------------------------------------------------------------------------------------------------------------------
Tangible                             $ 7,839           1.5         $144,115         27.58       $136,276         26.08
-------------------------------------------------------------------------------------------------------------------------
Leverage                              20,904           4.0         $144,115         27.58       $123,211         23.58
-------------------------------------------------------------------------------------------------------------------------
Risk-based                            26,080           8.0         $148,205         45.46       $122,125         37.46
-------------------------------------------------------------------------------------------------------------------------


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


                                 PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

          Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of the operation of the Company.

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

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION.
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a)  Exhibits

3.1 Amended and Restated Articles of Incorporation of Virginia Capital Bancshares, Inc.(1)
3.2  Amended and Restated Bylaws of Virginia Capital Bancshares, Inc.(1)
4.1  Draft Stock Certificate of Virginia Capital Bancshares, Inc.(2)
27.0 Financial Data Schedule
____________________
(1) Incorporated herein by reference into this document from Exhibits 3.1 & 3.2 of the Company's 10-Q filed on November 15, 1999.

(2) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on September 11, 1998, Registration No. 33-63309.

          (b)  Reports on Form 8-K

               None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              VIRGINIA CAPITAL BANCSHARES, INC.


Dated:  August 10, 2000      By:  /s/ Samuel C. Harding
                                  -------------------------------------
                                    Samuel C. Harding, Jr.
                                    President
                                    (principal executive officer)

Dated:  August 10, 2000      By:  /s/ Peggy J. Newman
                                  -------------------------------------
                                    Peggy J. Newman
                                    Executive Vice President, Treasurer
                                     and Secretary
                                    (principal financial and accounting officer)