Form 10-Q
period 2000-09-30
VIRGINIA CAPITAL BANCSHARES INC
filed 2000-11-13
CIK 1069669

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

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

                                                Yes     X        No
                                                   ----------      ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,289,280 shares of common stock, par value $0.01 per share, were outstanding as of November 6, 2000.

                       Virginia Capital Bancshares, Inc.

                                   Form 10-Q

                   For the Quarter Ended September 30, 2000

                                     INDEX

                                                                                                             Page
                                                                                                             ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
        Consolidated Balance Sheets at
        September 30, 2000 and December 31, 1999 (unaudited)..................................................   3

        Consolidated Statements of Income - For the Three
        Months Ended September 30, 2000 and 1999 and the
        Nine Months Ended September 30, 2000 and 1999 (unaudited).............................................   4

        Consolidated Statements of Changes in Stockholders' Equity -
        For the Nine Months Ended September 30, 2000 and 1999 (unaudited).....................................   5

        Consolidated Statements of Cash Flows - For the
        Nine Months Ended September 30, 2000 and 1999 (unaudited).............................................   6

        Notes to Unaudited Consolidated Financial Statements..................................................   7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................  15

PART II:  OTHER INFORMATION...................................................................................  15

Item 1.   Legal Proceedings...................................................................................  15
Item 2.   Changes in Securities and Use of Proceeds...........................................................  15
Item 3.   Defaults Upon Senior Securities.....................................................................  15
Item 4.   Submission of Matters to a Vote of Security Holders.................................................  15
Item 5.   Other Information...................................................................................  15
Item 6.   Exhibits and Reports on Form 8-K....................................................................  16

SIGNATURES....................................................................................................  17

PART I. FINANCIAL INFORMATION

                       VIRGINIA CAPITAL BANCSHARES, INC.
                    Consolidated Balance Sheets (Unaudited)
                            (Dollars in Thousands)

                                                                                      September 30,    December 31,
                                                                                          2000            1999
                                                                                          ----            ----
Assets
Cash and cash equivalents (includes interest-bearing
 deposits of $11,348 in 2000; $16,625 in 1999)                                           $ 12,630          $ 18,555
Investment securities
  Held-to-maturity (fair value $591 in 2000; $705 in 1999)                                    583               693
  Available-for-sale (cost $63,967 in 2000; $84,116 in 1999)                               62,439            81,884
Federal Home Loan Bank stock, restricted, at cost                                           3,685             3,613
Loans receivable, net                                                                     445,375           422,079
Accrued interest receivable                                                                 3,345             3,418
Real estate acquired through foreclosure, net                                                 514               416
Property and equipment, net                                                                 3,310             3,580
Other assets                                                                                5,383             7,401
                                                                                      ------------------------------
         Total assets                                                                    $537,264          $541,639
                                                                                      ==============================

    Liabilities and Stockholders' equity

Liabilities
Deposits                                                                                 $365,920          $357,289
Official bank checks                                                                        2,588             3,291
Advances from Federal Home Loan Bank                                                       10,000             5,000
Advances from borrowers for taxes and insurance                                             2,608             1,041
Accrued expenses and other liabilities                                                      2,576             1,924
                                                                                      ------------------------------
         Total liabilities                                                                383,692           368,545
                                                                                      ------------------------------


Stockholders' equity
Preferred stock, 5,000,000 shares authorized, none issued                                       -                -
Common stock, $.01 par value, 75,000,000 shares authorized, issued and outstanding 9,289,280 at September 30, 2000 and
  10,834,560 at December 31, 1999                                                              93               108
Additional paid-in capital                                                                 79,973           103,226
Common stock held by stock benefit plans                                                  (13,882)          (15,062)
Retained earnings, substantially restricted                                                88,336            86,206
Accumulated other comprehensive income (loss)                                                (948)           (1,384)
                                                                                      ------------------------------
         Total stockholders' equity                                                       153,572           173,094
                                                                                      ------------------------------

         Total liabilities and stockholders' equity                                      $537,264          $541,639
                                                                                      ==============================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                 Consolidated Statements of Income (Unaudited)
                            (Dollars in Thousands)

                                                                            Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                       -----------------------------------------------------------
                                                                                2000           1999            2000           1999
                                                                       -----------------------------------------------------------
Interest Income
Interest and fees on loans                                                     8,842          8,000          25,543         24,073
Interest on investment securities                                              1,169          1,706           3,830          5,197
                                                                       -----------------------------------------------------------
   Total interest income                                                      10,011          9,706          29,373         29,270
                                                                       -----------------------------------------------------------

Interest expense
Deposits                                                                       4,679          4,112          13,201         12,402
Advances and other borrowings                                                    172            125             398            370
                                                                       -----------------------------------------------------------
   Total interest expense                                                      4,851          4,237          13,599         12,772
                                                                       -----------------------------------------------------------

   Net interest income                                                         5,160          5,469          15,774         16,498

Provision for loan losses                                                          -             45              25             90
                                                                       -----------------------------------------------------------

   Net interest income after provision for loan losses                         5,160          5,424          15,749         16,408
                                                                       -----------------------------------------------------------

Noninterest income
Fees and service charges                                                          84             69             243            207
Securities gains (losses)                                                        (33)            73             (54)           250
Other                                                                             10              4              21             27
                                                                       -----------------------------------------------------------
   Total noninterest income                                                       61            146             210            484
                                                                       -----------------------------------------------------------

Noninterest expense
Compensation and benefits                                                      1,089          1,168           3,201          2,969
Occupancy and equipment                                                          188            209             608            608
Other                                                                            766            861           2,375          2,350
                                                                       -----------------------------------------------------------
   Total noninterest expense                                                   2,043          2,238           6,184          5,927
                                                                       -----------------------------------------------------------

Income before income taxes                                                     3,178          3,332           9,775         10,965

Income taxes                                                                   1,213          1,205           3,704          4,130

                                                                       -----------------------------------------------------------
Net income                                                                    $1,965         $2,127          $6,071         $6,835
                                                                       ===========================================================

Net Income Per Share:

Basic                                                                         $  .23         $  .21          $  .68         $  .66
Diluted                                                                       $  .23         $  .21          $  .68         $  .66

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
    Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                            (Dollars in Thousands)

                                                                          Common        Retained       Accumulated
                                                            Additional     Stock       Earnings,          Other            Total
                                    Preferred      Common    Paid-in      Held by     Substantially   Comprehensive    Stockholders'
                                      Stock        Stock     Capital    Benefit Plans   Restricted     Income (Loss)       Equity
                                      -----        -----     -------    -------------   ----------     -------------       ------
Balance, December 31, 1999             $    -        $108    $103,226      $ (15,062)     $ 86,206          $ (1,384)      $173,094

Comprehensive income:
  Net income                                -           -           -              -         6,071                 -          6,071
  Change in net unrealized
  gain (loss) on securities
  available-for-sale                        -           -           -              -             -               436            436
                                                                                                                      -------------
Comprehensive income                                                                                                          6,507
Cash dividends declared
($0.43 per share)                           -           -           -              -        (3,941)                -         (3,941)
ESOP shares committed to
  be released                               -           -         177            342             -                 -            519
Amortization of restricted
  stock awards                              -           -           -            838             -                 -            838
Stock repurchases                           -         (15)    (23,430)             -             -                 -        (23,445)
                                   ------------------------------------------------------------------------------------------------

Balance, September 30, 2000            $    -         $93    $ 79,973      $ (13,882)     $ 88,336            $ (948)      $153,572
                                   ================================================================================================



Balance, December 31, 1998             $    -        $114    $112,303      $  (8,920)     $ 81,292              $417       $185,206

Comprehensive income:
  Net income                                -           -           -              -         6,835                 -          6,835
  Change in net unrealized
  gain (loss) on securities
  available-for-sale                        -           -           -              -             -              (935)          (935)
                                                                                                                      -------------
Comprehensive income                                                                                                          5,900
Cash dividends declared ($0.30
  per share)                                -           -           -              -        (3,152)                -         (3,152)
ESOP shares committed to
  be released                               -           -         113            253             -                 -            366
Amortization of restricted
  stock awards                              -           -           -            279             -                 -            279
Stock repurchases                           -          (5)     (8,161)             -             -                 -         (8,166)
Shares acquired for stock
  benefit plans                             -           -           -         (7,396)            -                 -         (7,396)
                                   ------------------------------------------------------------------------------------------------

Balance, September 30, 1999            $    -        $109    $104,255      $ (15,784)     $ 84,975            $ (518)      $173,037
                                   ================================================================================================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                            (Dollars in Thousands)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                              ------------------------------
                                                                                                       2000             1999
                                                                                              ------------------------------
Cash flows from operating activities
     Net income                                                                                    $  6,071         $  6,835
     Adjustments to reconcile net income to net cash provided
     By operating activities
         Depreciation                                                                                   325              317
         Provision for loan losses                                                                       25               90
         Provision for loss on real estate owned                                                          8                -
         Net realized (gains) losses on investment securities                                            54             (250)
         ESOP shares committed to be released                                                           519              365
         Amortization of restricted stock awards                                                        838              279
         Premium/discount on investment securities                                                      295             (157)
         Deferred loan fees and costs, net                                                              104               81
         (Increase) decrease in accrued interest receivable                                              73           (1,030)
         (Increase) decrease in other assets                                                            847             (266)
         Increase in advances by borrowers for taxes and insurance                                    1,567            1,482
         Increase in other liabilities                                                                  652              509
                                                                                              ------------------------------
            Net cash provided by operating activities                                                11,378            8,255
                                                                                              ------------------------------

Cash flows from investing activities
     Proceeds from sale of securities available-for sale                                             12,885                -
     Proceeds from redemption of securities available-for-sale                                        7,000            7,750
     Purchase of FHLB stock                                                                             (72)             (74)
     Purchase of securities available-for-sale                                                            -          (67,116)
     Principal payments on mortgaged-backed securities held-to-maturity                                 152              291
     Loan originations and principal payments, net                                                  (23,425)          (7,848)
     Purchases of property and equipment                                                                (56)            (374)
     Proceeds from sale of real estate acquired through foreclosure                                     671            1,591
                                                                                              ------------------------------
            Net cash used in investing activities                                                    (2,845)         (65,780)
                                                                                              ------------------------------

Cash flows from financing activities
     Net increase in savings and transaction accounts                                                   876            7,051
     Net increase (decrease) in certificates of deposit                                               7,755           (4,885)
     Net decrease in official bank checks                                                              (703)         (18,167)
     Net increase in advances from Federal Home Loan Bank                                             5,000                -
     Cash dividends paid                                                                             (3,941)          (3,151)
     Purchase of common stock for stock benefit plans                                                     -           (7,396)
     Stock repurchases                                                                              (23,445)          (8,166)
                                                                                              ------------------------------
            Net cash used in financing activities                                                   (14,458)         (34,714)
                                                                                              ------------------------------

Net decrease in cash and cash equivalents                                                            (5,925)         (92,239)

Cash and cash equivalents at beginning of period                                                     18,555          115,734
                                                                                              ------------------------------

Cash and cash equivalents at end of period                                                         $ 12,630         $ 23,495
                                                                                              ==============================

See accompanying notes to consolidated financial statements.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                  Notes to Consolidated Financial Statements
                              September 30, 2000

1. The consolidated financial statements include the accounts of Virginia Capital Bancshares, Inc. ("the Company") and its wholly-owned subsidiary Fredericksburg Savings Bank ("the Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for each of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be expected for all of 2000.

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


Basic Earnings Per Share:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                             ------------------------------------------------------------
                                                                 2000            1999                2000           1999
                                                             ------------------------------------------------------------
Net Income                                                      $    1,965     $     2,127    $     6,071    $     6,835
Dividends on unvested restricted stock awards                          (32)              -           (149)             -
                                                             ------------------------------------------------------------

       Net income - basic                                       $    1,933     $     2,127    $     5,922    $     6,835
                                                             ============================================================


Weighted average shares outstanding                              9,521,065      11,311,365     10,003,774     11,373,313
Less unallocated/unearned shares held by
  stock benefit plans                                           (1,211,861)     (1,192,071)    (1,271,683)      (992,671)
                                                             ------------------------------------------------------------
       Weighted average shares outstanding - basic               8,309,204      10,119,294      8,732,091     10,380,642
                                                             ============================================================

       Earnings per share - basic                               $      .23     $       .21    $       .68    $       .66
                                                             ============================================================

Diluted Earnings Per Share:

                                                                  Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                             ------------------------------------------------------------
                                                                  2000            1999                2000           1999
                                                             ------------------------------------------------------------
Net Income                                                       $    1,965     $     2,127     $    6,071    $     6,835
Dividends on unvested restricted stock awards, net                      (27)              -           (147)             -
                                                             ------------------------------------------------------------

     Net income - diluted                                        $    1,938     $     2,127     $    5,924    $     6,835
                                                             ============================================================


Weighted average shares outstanding - basic                       8,309,204      10,119,294      8,732,091     10,380,642

Add effect of dilutive instruments:
  Restricted stock awards                                            42,438          42,814         14,146         14,271
  Stock options                                                      29,726          26,178          9,909          8,726
                                                             ------------------------------------------------------------

     Weighted average shares outstanding - diluted                8,381,368      10,188,286      8,756,146    $10,403,639
                                                             ============================================================

     Earnings per share - diluted                                $      .23     $       .21     $      .68    $       .66
                                                             ============================================================

                        PART I:  FINANCIAL INFORMATION
                       VIRGINIA CAPITAL BANCSHARES, INC.
                              SEPTEMBER 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

     On September 20, 2000, the Company announced that its Board of Directors authorized management to take all steps necessary to convert the Bank from a federally chartered savings bank to a Virginia commercial bank. The conversion will be subject to the approvals of the Virginia Bureau of Financial Institutions and the Federal Deposit Insurance Corporation. In addition, in connection with the charter conversion, the Company will apply to the Federal Reserve Board to become a bank holding company.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

     The Company's assets totalled $537.3 million at September 30, 2000, a decrease of $4.3 million, or .8% from total assets of $541.6 million at December 31, 1999. Dividends of $.43 per share were paid totalling $3.9 million during the first nine months of 2000. At September 30, 2000, stockholders' equity decreased to $153.6 million, or 28.6% of total assets, compared to $173.1 million, or 32.0% of total assets, at December 31, 1999 primarily due to the Company's stock repurchase program. Stock repurchases have totalled 1,545,280 shares since December 31, 1999 at a total cost of $23.4 million.

     Loans. Net loans receivable increased $23.3 million to $445.4 million at September 30, 2000 from $422.1 million at December 31, 1999. One-to-four family mortgage loans increased $8.3 million to $378.6 million at September 30, 2000 from $370.3 million at December 31, 1999. Construction and development loans increased $7.0 million to $20.1 million at September 30, 2000 from $13.1 million at December 31, 1999.

     Allowance for Loan Losses. The allowance for loan losses remained constant at $5.7 million at September 30, 2000 and December 31, 1999. The unchanged allowance during this period reflects the stability in non-performing assets and net charged off loans, as well as management's belief that there is economic stability in the Bank's market area. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. At September 30, 2000, the allowance for loan losses provided coverage of 244.07% of total nonperforming loans of $2.3 million compared to 230.98% of total nonperforming loans of $2.5 million at December 31, 1999. The ratio of allowance for loan losses to net loans receivable was 1.26% at September 30, 2000 and 1.33% at December 31, 1999.

     Investment Securities. Investment securities classified as available-for-sale decreased a net $19.5 million from $81.9 million at December 31, 1999 to $62.4 million at September 30, 2000. Investment securities decreased $19.5 million as a result of the repurchase of the Company's common stock and as a result of growth in the loan portfolio. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at September 30, 2000.


                                                     Amortized      Estimated
                                                        Cost       Fair Value
                                                ------------------------------
U.S. Treasury and agency obligations                   $24,643        $24,260
Corporate securities                                    31,991         31,422
State and local municipal bonds                          3,380          3,344
Mutual fund                                              1,453          1,398
Dual index consolidated bonds                            2,500          2,015
                                                ------------------------------
                                                       $63,967        $62,439
                                                ==============================

Maturities of available-for-sale securities at September 30, 2000,
are as follows:                                       Amortized      Estimated
                                                         Cost       Fair Value
                                                 ------------------------------
Mutual fund                                              $1,453         $1,398
Due in one year or less                                  17,052         16,941
Due after one year through three years                   39,970         39,210
Due after three years through five years                  4,992          4,492
Due after five years through ten years                      500            398
                                                 ------------------------------
                                                        $63,967        $62,439
                                                 ==============================


     Deposits. Total deposits increased $8.6 million from $357.3 million at December 31, 1999 to $365.9 million at September 30, 2000. Transaction account deposits increased $17.1 million to $21.1 million at September 30, 2000 from $4.0 million at December 31, 1999. Savings account deposits decreased $16.3 million to $63.7 million at September 30, 2000 from $80.0 million at December 31, 1999. Certificates of deposit increased $7.8 million to $281.1 million at September 30, 2000 from $273.3 million at December 31, 1999. Special promotions in the first three quarters of 2000 created much of the increase in transaction accounts. The decrease in savings account deposits was primarily due to transfers to transaction account deposits.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2000 and 1999

     General. Net income for the three months ended September 30, 2000 decreased $162,000 to $2.0 million compared to net income of $2.1 million for the three months ended September 30, 1999. The decrease in net income during the three-month period ended September 30, 2000 resulted primarily from a $309,000 decrease in net interest income and a net $106,000 decrease in gains and losses on the sale of securities, partially offset by a decrease in provision for loan losses of $45,000 and a decrease in noninterest expenses of $195,000. Net income for the nine months ended September 30, 2000 decreased $764,000 to $6.1 million compared to net income of $6.8 million for the nine months ended September 30, 1999. The decrease in net income during the nine-month period ended September 30, 2000 resulted primarily from a $724,000 decrease in net interest income, a $257,000 increase in noninterest expenses and a net $304,000 decrease in gains and losses on the sale of securities partially offset by a decrease in provision for loan losses of $65,000 and a decrease in income taxes of $426,000.

     Interest Income. Interest income for the three months ended September 30, 2000 increased $305,000 to $10 million, from $9.7 million for the comparable period in 1999. Interest on mortgage loans, the largest component of interest income, increased $798,000 from $7.8 million for the three months ended September 30, 1999 to $8.6 million for the three months ended September 30, 2000. The increase in interest on mortgage loans was the result of an increase in the average balance of mortgage loans to $436.3 million compared to $411.3 million in the prior year's third quarter, and, an increase of 30 basis points in the yield on the average balance of mortgage loans from 7.54% to 7.84%. The increase in interest on mortgage loans was offset by a decrease in interest on overnight and short-term deposits and investment securities of $537,000. The $537,000 decrease was primarily the result of a decrease in the average balance of overnight and short-term deposits and investment securities from $124.1 million for the three-month period ended September 30, 1999 to $80.1 million for the three-month period ended September 30, 2000.

     Interest income for the nine months ended September 30, 2000 increased $103,000, from $29.3 million for the nine-month period ended September 30, 1999 to $29.4 million for the nine- month period ended September 30, 2000. Interest on mortgage loans increased $1.4 million, while interest on overnight and short-term deposits and investment securities decreased $1.4 million during this period. The increase in interest on mortgage loans was primarily the result of an increase in the average balance of mortgage loans to $429.2 million compared to $409.2 million for the first nine months of 1999. For the nine months ended September 30, 2000 and 1999, the yield on the average balance of mortgage loans was 7.69% and 7.62%, respectively. The $1.4 million decrease in interest on overnight and short-term deposits and investment securities was the result of a decrease in the average balance of overnight and short-term deposits and investment securities from $131.8 million for the nine-month period ended September 30, 1999 to $88.4 million for the nine-month period ended September 30, 2000.

     Interest Expense. Interest expense was $4.9 million for the three months ended September 30, 2000, an increase of $614,000 from $4.2 million for the three months ended September 30, 1999. This increase is primarily attributable to a $8.4 million increase in average deposits from $354.1 million for the third quarter of 1999 to $362.5 million for the third quarter of 2000, and, an increase of 52 basis points in the rates paid on these deposits from 4.64% to 5.16%.

     For substantially the same reasons, interest expense increased $827,000 from $12.8 million for the nine month period ended September 30, 1999 to $13.6 million for the period ended September 30, 2000.

     Provision for Loan Losses. Based on management's assessment of the adequacy of the allowance for loan losses, no provision for loan losses was recorded in the third quarter of 2000. The provision for loan losses recorded for the third quarter of 1999 was $45,000. The provision for loan losses decreased from $90,000 for the first nine months of 1999 to $25,000 for the first nine months of 2000. Net charge-offs were $37,000 for the first nine months of 2000 and $89,000 for the first nine months of 1999. The static quality of the loan portfolio and constant level of nonaccruals mitigated the need for additional provisions for loan losses.

A summary of activity in the allowance for loan losses follows:

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                              ------------------------------------------------------------
                                                                  2000            1999                2000           1999
                                                              ------------------------------------------------------------
Balance at beginning of period                                       $5,673          $5,692         $5,689          $5,684
Provision for loan losses                                                 -              45             25              90

  Loans charged off:
    Mortgage loans                                                       20              52             39              88
    Consumer loans                                                        1               -             23              32
                                                              ------------------------------------------------------------
        Total charge-offs                                                21              52             62             120
  Recoveries                                                             25               -             25              31
                                                              ------------------------------------------------------------

Balance at end of period                                             $5,677          $5,685         $5,677          $5,685
                                                              ============================================================

     Noninterest Expense. Total noninterest expense decreased $195,000 to $2.0 million for the three months ended September 30, 2000, compared to $2.2 million for the three months ended September 30, 1999. The compensation and benefits expense decrease of $79,000 is primarily attributable to the termination of various benefit plans in 1999. The Company's efficiency ratio decreased to 39.13% for the three months ended September 30, 2000 compared to 39.83% for the three months ended September 30, 1999.

     Noninterest expense increased $257,000 to $6.2 million for the nine-month period ended September 30, 2000, compared to $5.9 million for the period ended September 30, 1999. The compensation and benefits expense increase of $232,000 is primarily related to the Company's stock-based compensation plan. Stockholders approved the stock-based compensation plan on June 25, 1999, therefore, there is no expense related to this plan in the first two quarters of 1999. Compensation and benefits expense increases due to the Company's stock-based compensation plan are partially offset by compensation and benefits expense decreases resulting from the termination of various benefit plans in 1999. The Company's efficiency ratio increased to 38.69% for the nine months ended September 30, 2000 compared to 34.90% for the nine months ended September 30, 1999.

Other key performance ratios are as follows:

                                                                At or For the Three Months
                                                                          Ended September 30,
                                                                          ------------------
                                                                             2000         1999
                                                                             ----         ----
        Return on average assets                                            1.46%        1.53%
        Return on average equity                                            5.03%        4.69%
        Net interest margin                                                 3.90%        4.01%
        Total noninterest expense to average assets                         1.52%        1.61%
        Efficiency ratio                                                   39.13%       39.83%

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4.00%. At September 30, 2000, the Bank's liquidity ratio was 17.82%. Management's current strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The ratio is higher than desired at this time due to the infusion of funds from the Company's public offering in December 1998. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000, the Company's cash and cash equivalents and securities available-for-sale totalled $75.1 million, or 14% of the Company's total assets.

     The Company, through the Bank, has other sources of liquidity if a need for additional funds arises. At September 30, 2000, the Bank had $10.0 million in advances outstanding from the FHLB and, had an additional overall borrowing capacity from the FHLB of $42.9 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At September 30, 2000, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $30.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from September 30, 2000, totalled $189.4 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

At September 30, 2000, the Bank exceeded all minimum regulatory capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's actual amounts and percentages at September 30, 2000:

----------------------------------------------------------------------------------------------------------------------
                                      Capital        Required      Actual        Actual        Excess        Excess
                                    Requirement      Percent       Capital      Percent       Capital       Percent
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Tangible                                   $7,954          1.5      $146,110        27.56       $138,156        26.06
----------------------------------------------------------------------------------------------------------------------
Leverage                                   21,210          4.0       146,110        27.56        124,900        23.56
----------------------------------------------------------------------------------------------------------------------
Risk-based                                 25,696          8.0       150,141        46.74        124,445        38.74
----------------------------------------------------------------------------------------------------------------------

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

--------------------
(1)   Incorporated herein by reference into this document from Exhibits 3.1 &
      3.2 of the Company's 10-Q filed on November 15, 1999.

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


                              VIRGINIA CAPITAL BANCSHARES, INC.


Dated:  November 09, 2000     By:  /s/ Samuel C. Harding
                                   ----------------------
                                   Samuel C. Harding, Jr.
                                   President
                                   (principal executive officer)

Dated:  November 09, 2000     By:  /s/ Peggy J. Newman
                                   -------------------
                                   Peggy J. Newman
                                   Executive Vice President, Treasurer
                                     and Secretary
                                   (principal financial and accounting officer)