Form 10-K405
period 2000-12-31
VIRGINIA CAPITAL BANCSHARES INC
filed 2001-04-02
CIK 1069669

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-K


                  Annual Report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.    X
                              -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $160,970,461, based upon the last sales price of $18.50 as quoted on the Nasdaq National Market for March 1, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 2001 was 9,289,280.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     INDEX

                                    Part I
                                                                        Page
Item 1.  Business....................................................     3
Item 2.  Properties..................................................    24
Item 3.  Legal Proceedings...........................................    25
Item 4.  Submission of Matters to a Vote of Securities Holders.......    25

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    26
Item 6.  Selected Financial Data.....................................    27
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    29
Item 7A. Quantitative and Qualitative Disclosure about Market Risk...    40
Item 8.  Financial Statements and Supplementary Data.................    40
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    40

                                   Part III

Item 10. Directors and Executive Officers of the Registrant..........    41
Item 11. Executive Compensation......................................    42
Item 12. Security Ownership of Certain Beneficial Owners and
          Management.................................................    45
Item 13. Certain Relationships and Related Transactions..............    46

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K....................................................    47

Signatures

                                    PART I

Item 1.  BUSINESS OF THE COMPANY

General

      Virginia Capital Bancshares, Inc. (the "Company") was formed on September 4, 1998 as the holding company for Fredericksburg Savings Bank in connection with the conversion of Fredericksburg Savings Bank from mutual to stock form of ownership on December 23, 1998. On January 19, 2001, Fredericksburg Savings Bank converted from a federally chartered savings bank to a Virginia commercial bank named Fredericksburg State Bank (Fredericksburg Savings Bank and Fredericksburg State Bank to be known collectively as the "Bank"). The Company is headquartered in Fredericksburg, Virginia and its principal business currently consists of the operations of the Bank. The Company, as a bank holding company, and the Bank are subject to the regulation of the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is listed on the Nasdaq Stock Market under the symbol "VCAP". The Company does not transact any material business other than through its subsidiary, the Bank.

      The Bank is a community oriented Virginia commercial bank, and until January 19, 2001, was a federally chartered savings bank, whose principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. In recent years, the Bank has originated primarily fixed-rate one- to four-family loans with terms of 15 to 30 years. To a lesser extent, the Bank invests in non-residential real estate loans, including loans to local churches, construction and development loans, land and land development loans, and consumer loans. The Bank operates through its four full service banking offices located in the City of Fredericksburg and Stafford and Spotsylvania Counties, Virginia. The Bank originates loans for investment. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investments, which generally include short-term U.S. Treasury bonds and U.S. Government Agency obligations, short-term, highly rated corporate debt securities and municipal bonds and from loan fee income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investments.

      On January 23, 2001, the Company and BB&T Corporation ("BB&T") entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company will merge with and into BB&T.

      The transaction was valued at $18.50 per share of the Company based on BB&T's closing price on January 23, 2001 of $37.31. As described in Section 2.7 of the Agreement, the final exchange ratio will be no lower than .4958, nor higher than .6060 and will be based on a pricing period prior to the Company's shareholders' vote on the proposed merger.

      The merger will be structured as a tax-free reorganization and will be accounted for under the purchase method of accounting. Consummation of the merger is subject to various conditions, including the approval of the stockholders of the Company and the receipt of all requisite regulatory approvals.

      In connection with the Agreement, the Company granted to BB&T a stock option pursuant to a Stock Option Agreement, dated as of January 23, 2001, which, under certain defined circumstances, would enable BB&T to purchase 1,848,560 shares of Virginia Capital common stock, subject to adjustment, at a price of $15.00 per share.

Market Area and Competition

      The Bank is headquartered in Fredericksburg, Virginia. The Bank's primary market area is comprised of the City of Fredericksburg and Spotsylvania, Stafford and King George Counties, Virginia, which are serviced through the Bank's main office and three other full service banking offices. The Bank's main office is located in Fredericksburg, two branch offices are located in Spotsylvania County and one is in Stafford County.

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


                                                                           At December 31,
                                        2000               1999                1998                1997                1996
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Percent             Percent             Percent             Percent             Percent
                                  Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in thousands)
Mortgage loans:
Residential:
  One- to four-family (1)        $378,574   83.32%   $370,249   85.80%   $362,338   86.05%   $354,344   84.00%   $340,349   82.26%
  Multi-family                      2,552    0.56       2,681    0.62       3,335    0.79       3,455    0.82       3,453    0.83
 Non-residential real
  estate (2)                       37,546    8.26      33,564    7.78      33,117    7.86      40,951    9.71      44,528   10.76
 Land and land development          3,319    0.73       1,379    0.32       1,175    0.28       3,091    0.73       4,136    1.00
Construction and development       19,174    4.23      13,085    3.03      12,089    2.87      11,068    2.62      13,221    3.20
                                 --------   -----    --------  ------    --------  ------    --------  ------    --------  ------
      Total mortgage loans        441,165   97.10     420,958   97.55     412,054   97.85     412,909   97.88     405,687   98.05
Consumer and other loans           13,171    2.90      10,577    2.45       9,065    2.15       8,913    2.12       8,046    1.95
                                 --------   -----    --------  ------    --------  ------    --------  ------    --------  ------
         Total loans              454,336  100.00%    431,535  100.00%    421,119  100.00%    421,822  100.00%    413,733  100.00%
                                           ======              ======              ======              ======              ======
Less:
  Unearned discounts and
   deferred loan fees               3,865               3,767               3,644               3,312               3,045
  Allowance for loan losses         5,671               5,689               5,684               5,478               5,543
                                 --------            --------            --------            --------            --------
  Loans receivable, net          $444,800            $422,079            $411,791            $413,032            $405,145
                                 ========            ========            ========            ========            ========

________________________________________
(1) Includes home equity lines of credit.
(2) Includes 47 loans to local churches totalling $15.2 million at December 31, 2000.

    Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 2000. The table does not include the effect of future principal prepayments.

                                                                         At December 31, 2000
                                           ------------------------------------------------------------------------------
                                             One- to                        Construction   Land and
                                              Four-    Multi-     Non-          and          Land                 Total
                                              Family   Family  Residential  Development   Development  Consumer   Loans
                                           ------------------------------------------------------------------------------
                                                                            (In thousands)
Amounts due:
   One year or less........................  $  3,093  $   --      $     9       $19,174       $2,297   $ 2,859   $ 27,432
   After one year:
      More than one year to three years....     2,851      --           74            --          118     3,304      6,347
      More than three years to five years..     7,959     354        1,748            --          221     6,002     16,284
      More than five years to ten years....    58,182     244        7,236            --           61       739     66,462
      More than ten years to twenty years..   140,559     395       20,010            --          477       198    161,639
      More than twenty years...............   165,930   1,559        8,469            --          145        69    176,172
                                             --------  ------      -------       -------       ------   -------   --------
         Total amount due..................  $378,574  $2,552      $37,546       $19,174       $3,319   $13,171   $454,336
                                             ========  ======      =======       =======       ======   =======
Less:
   Unearned discounts and deferred loan fees                                                                      $  3,865
   Allowance for loan losses...................................................................................      5,671
                                                                                                                  --------
   Loans, net..................................................................................................   $444,800
                                                                                                                  ========


     The following tables set forth at December 31, 2000 the dollar amount of loans contractually due after December 31, 2001 and whether such loans have fixed interest rates or adjustable interest rates.


                                  Due After December 31, 2001
                               --------------------------------
                                  Fixed    Adjustable   Total
                               --------------------------------
                                         (In thousands)
Real estate loans:
   One- to four-family.........  $303,991     $71,490  $375,481
   Multi-family................     1,814         738     2,552
   Non-residential.............    24,717      12,820    37,537
   Land and land development...       667         355     1,022
                                 --------     -------  --------
      Total real estate loans..   331,189      85,403   416,592
Consumer and other loans.......     8,784       1,528    10,312
                                 --------     -------  --------
Total loans....................  $339,973     $86,931  $426,904
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

     The following table sets forth the Bank's loan originations for the periods indicated:

                                       For the Year Ended December 31,
                                       -------------------------------
                                           2000      1999      1998
                                       ------------------------------

  Mortgage loans originated:
    One- to four-family................  $ 75,171  $ 89,439  $117,959
    Non-residential real estate........       480       145       491
    Land and land development..........       138       268        --
    Construction and development.......    37,738    23,566    18,424
                                         --------  --------  --------
      Total mortgage loans originated..   113,527   113,418   136,874
  Consumer and other loans originated..    11,865    10,799     6,809
                                         --------  --------  --------

      Total loans originated...........  $125,392  $124,217  $143,683
                                         ========  ========  ========


     One-to-Four-Family Lending. The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. The Bank retains all of the fixed-rate residential loans that it originates. The Bank is considering selling fixed-rate loans originated by the Bank, but to date has not established a policy for such sales. The Bank did not purchase any mortgage loans during 2000, 1999 and 1998.

     The Bank currently offers one-year residential ARM loans with an interest rate that adjusts annually based on the change in the relevant United States Treasury index. The Bank also offers loans that bear fixed rates of interest for specified periods of time and, thereafter, adjust on an annual basis. These loans provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Bank also offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of December 31, 2000, the Bank had not experienced higher default rates on these loans relative to its other loans.

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

     Included in the Bank's one- to-four family loan portfolio are home equity loans. The Bank originates home equity loans that are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Bank uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans either float at a stated margin over the prime rate or have fixed interest rates. As of December 31, 2000, the Bank had $3.9 million, or 0.86% of the Bank's total loan portfolio outstanding, in home equity loans.

     Non-Residential and Multi-Family Lending. The Bank originates non-residential real estate loans that are generally secured by properties used for business purposes such as office buildings, schools, nursing homes, retail stores and churches located in the Bank's primary market area. The Bank lends to local churches to fund construction of or renovations to church facilities. Such loans are generally fixed-rate loans with a maximum loan to value ratio of 80%. All such loans are performing in accordance with their terms. Multi-family loans are generally secured by 5 or more unit apartment buildings located in the Bank's primary market area. The Bank's multi-family and non-residential real estate underwriting policies provide that such real estate loans may be made in amounts up to 75% of the appraised value of the property, subject to the Bank's current internal loan-to-one-borrower limit, which at December 31, 2000 was $17.0 million.

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

     Construction & Development and Land & Land Development Lending. The Bank originates construction loans for the development of residential and commercial property. Construction loans are offered primarily to experienced local developers operating in the Bank's market area. The majority of the Bank's construction loans are originated to finance the construction by developers of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts up to 75% of the appraised value of the property on multi-family and commercial real estate construction and 80% on one- to four-family residential construction. Land loans are made in amounts up to 60% of the appraised value of the land securing the loan. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's inspecting officers warrant.

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

     Consumer and Other Lending. Consumer loans are generally originated in the Bank's primary market area and generally are secured by deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater credit risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 2000, the Bank had 15 consumer loans 90 days or more delinquent, whose balances totalled $82,000.

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

     Federal regulations and the Bank's Asset Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess certain weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful," it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

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

     The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a regular basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2000, the Bank had $4.4 million of classified loans, or 0.98% of total loans, all of which were designated as Substandard.

     The following table sets forth the delinquencies in the Bank's loan portfolio:

                                                  At December 31, 2000
                                 --------------------------------------------------
                                        60-89 Days             90 Days or More
                                 -----------------------   ------------------------
                                              Principal                 Principal
                                    Number     Balance        Number      Balance
                                   of Loans    of Loans      of Loans     of Loans
                                 -----------------------   ------------------------
                                                (Dollars in thousands)
Mortgage loans:
  One- to four-family............         5       $ 294         15        $  966
  Multi-family...................        --          --         --            --
  Non-residential real estate....        --          --         --            --
  Construction and development...        --          --          1            72
  Land and land development......        --          --         --            --
                                       ----       -----       ----        ------
    Total mortgage loans.........         5         294         16         1,038
Consumer and other loans.........         4          20         15            82
                                       ----       -----       ----        ------
Total loans......................         9       $ 314         31        $1,120
                                       ====       =====       ====        ======
Delinquent loans to total loans..      0.12%       0.07%      0.43%         0.25%
                                       ====       =====       ====        ======

     Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. At December 31, 2000, the Bank had $627,000 of REO net of a valuation allowance. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge-off all accrued interest. The Bank does, however, continue accruing interest on loans 90 days or more past due that are in the process of being renewed or extended.

                                                                At December 31,
                                                --------------------------------------------
                                                    2000     1999     1998     1997     1996
                                                --------------------------------------------
Non-performing assets(1):
   Non-accrual loans:
      Mortgage loans:
         One- to four-family....................  $  966   $2,208   $2,537   $2,585   $4,653
         Non-residential real estate............      --       --       --      113      648
         Construction and development...........      --       --       --       --      774
         Land and development...................     125      125      100      210      257
      Consumer and other loans..................      82      130      118      136      135
                                                  ------   ------   ------   ------   ------
            Total non-accrual loans.............   1,173    2,463    2,755    3,044    6,467
      Restructured loans........................   1,185    1,422    1,347    1,575      694
      Real estate acquired through foreclosure..     627      416    1,177    1,959    1,611
                                                  ------   ------   ------   ------   ------
   Total non-performing assets..................  $2,985   $4,301   $5,279   $6,578   $8,772
                                                  ======   ======   ======   ======   ======
Non-accrual loans to total loans................    0.26%    0.58%    0.66%    0.73%    1.57%
                                                  ======   ======   ======   ======   ======
Non-performing assets to total assets...........    0.56%    0.79%    0.92%    1.39%    1.87%
                                                  ======   ======   ======   ======   ======
Loans 90 days or more past due
   and accruing interest........................  $   --   $   --   $  202   $   --   $   65
                                                  ======   ======   ======   ======   ======

---------------------------
(1)    Loans are presented before allowance for loan losses.

     Restructured loans include loans that were modified while delinquent. Although the original amount due under these loans has not been modified from the terms of the loans when originated, certain adjustments were made to these loans to help the borrower make payments while the loans were delinquent and to enable the Bank to avoid foreclosure proceedings. Outstanding restructured loans consist of single-family loans and non-residential loans with balances less than $182,000 and $326,000 per loan, respectively.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2000, the Bank's allowance for loan losses was

1.26% of net loans as compared to 1.33% as of December 31, 1999. The Bank had non-accrual loans of $1.2 million and $2.5 million at December 31, 2000 and 1999, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.

                                                At or For the Year Ended December 31,
                                           --------------------------------------------
                                               2000     1999     1998     1997     1996
                                           --------------------------------------------

Balance at beginning of period.............  $5,689   $5,684   $5,478   $5,543   $5,480
Provision for loan losses..................      70      116      461      375      325
Charge-offs:
  Mortgage loans:
    One- to four-family....................     (76)     (97)    (185)    (260)    (244)
    Construction and development...........      --       --       (5)    (148)      --
  Consumer loans...........................     (37)     (45)     (70)     (32)     (19)
                                             ------   ------   ------   ------   ------
      Total charge-offs....................    (113)    (142)    (260)    (440)    (263)
Recoveries.................................      25       31        5       --        1
                                             ------   ------   ------   ------   ------
Balance at end of period...................  $5,671   $5,689   $5,684   $5,478   $5,543
                                             ======   ======   ======   ======   ======
Ratio of net charge-offs during the
  period to average net loans outstanding
  during the period........................    0.03%    0.03%    0.06%    0.11%    0.07%
                                             ======   ======   ======   ======   ======

     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loans losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                    At December 31,
                               ---------------------------------------------------------------------------------------------------
                                             2000                               1999                               1998
                               -------------------------------   -------------------------------   -------------------------------
                                                      Percent                           Percent                           Percent
                                                      of Loans                          of Loans                          of Loans
                                         Percent of   in Each              Percent of   in Each              Percent of   in Each
                                         Allowance    Category             Allowance    Category             Allowance    Category
                                          to Total    to Total              to Total    to Total              to Total    to Total
                                 Amount  Allowance     Loans       Amount  Allowance     Loans       Amount  Allowance     Loans
                               -------------------------------   -------------------------------   -------------------------------
                                                                     (Dollars in thousands)
One-to four-family (1).........  $1,731      30.52%     83.32%     $2,202      38.70%     85.80%     $2,130      37.47%     86.05%
Multi-family...................      25       0.45       0.56          27       0.47       0.62          33       0.58       0.79
Non-residential real estate....     673      11.86       8.26         706      12.41       7.78         710      12.49       7.86
Land and land development......     208       3.67       0.73         249       4.37       0.32         204       3.59       0.28
Construction and development...     144       2.54       4.23         172       3.03       3.03         174       3.06       2.87
Consumer and other loans.......     305       5.37       2.90         246       4.31       2.45         243       4.28       2.15
Unallocated general allowance..   2,585      45.59         --       2,087      36.71         --       2,190      38.53         --
                                 ------    -------     ------      ------     ------     ------      ------     ------     ------
    Total allowance............  $5,671     100.00%    100.00%     $5,689     100.00%    100.00%     $5,684     100.00%    100.00%
                                 ======    =======     ======      ======     ======     ======      ======     ======     ======

_________________________________
(1)    Includes home equity lines of credit.


                                                           At December 31,
                                ------------------------------------------------------------------
                                               1997                               1996
                                -------------------------------   --------------------------------
                                                       Percent                            Percent
                                                       of Loans                           of Loans
                                          Percent of   in Each               Percent of   in Each
                                          Allowance    Category              Allowance    Category
                                           to Total    to Total               to Total    to Total
                                  Amount  Allowance     Loans        Amount  Allowance     Loans
                                -------------------------------   --------------------------------
                                              (Dollars in thousands)
One-to four-family(1).........  $1,862       33.99%     84.00%      $1,860       33.58%      82.26%
Multi-family..................      35        0.63       0.82          289        5.17        0.83
Non-residential real estate...     762       13.90       9.71          982       17.71       10.76
Land and land development.....     225        4.11       0.73          251        4.54        1.00
Construction and development..      80        1.46       2.62          116        2.09        3.20
Consumer and other loans......     252        4.61       2.12          229        4.12        1.95
Unallocated general reserves..   2,262       41.30         --        1,816       32.79          --
                                ------      ------     ------       ------      ------      ------
  Total allowance.............  $5,478      100.00%    100.00%      $5,543      100.00%     100.00%
                                ======      ======     ======       ======      ======      ======

______________________
(1)   Includes home equity lines of credit.


     Real Estate Owned. At December 31, 2000 and 1999, the Bank had $627,000 and $416,000 of REO, respectively. At December 31, 2000, REO consisted of 8 one-to-four-family properties. When the Bank acquires property through foreclosure or by deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties. The Bank seeks to sell its REO properties to the tenants of those properties and encourages tenants to take advantage of this opportunity by selling the properties at a favorable market value and with favorable loan terms, including 100% financing. Management believes this type of lending enhances the Bank's Community Reinvestment Act ("CRA") performance.

Investment Activities

     The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations with terms of five years or less, U.S. Agency obligations, including mortgage-backed securities with terms of five years or less, municipal bonds with terms of five years or less rated by a highly regarded rating service, such as Standard & Poors, as AA or better and certain certificates of deposit of insured banks and savings institutions, corporate obligations up to a maximum of 10% of the Company's total assets that have terms of five years or less and are rated by a highly regarded rating service, such as Standard & Poors, as A or better. The Company is also authorized to invest in mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. At December 31, 2000, all corporate obligations and state and local municipal obligations owned by the Company were in accordance with the types of investments the Company is authorized to invest in.

     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. To date, the Company's investment strategy has been directed toward high-quality assets (primarily U.S. Treasury obligations, federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. At December 31, 2000, the weighted average term to maturity for investment securities available-for-sale and mortgage-backed and related securities held-to-maturity was 1.46 years and 5.52 years, respectively.

     At December 31, 2000 the Company had dual indexed consolidated bonds with a fair value of $2.1 million, which was $400,000 below the Company's amortized cost. These instruments were purchased in 1993 and do not comply with the Company's current investment policy. The Company does not intend to invest in this type of instrument in the future and, based upon market conditions, intends to evaluate opportunities to divest itself of these instruments.

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

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's securities at the dates indicated.

                                                           At December 31,
                                 ------------------------------------------------------------------
                                          2000                 1999               1998
                                 -------------------   ------------------  ------------------
                                   Amortized   Fair    Amortized   Fair    Amortized   Fair
                                     Cost      Value     Cost      Value     Cost      Value
                                 -----------  -------  ---------  -------  ---------  -------
                                                            (In thousands)
Investment securities,
  available-for-sale:
U.S. Treasury and agency             $22,645  $22,526    $39,457  $38,764    $14,897  $15,058
  obligations....................
Corporate obligations............     31,906   31,723     35,250   34,295      6,858    6,934
Equity securities................         --       --         --       --      2,263    3,201
State and local municipal bonds..      3,380    3,377      5,521    5,462      1,868    1,896
Mutual funds.....................      1,479    1,430      1,388    1,356      1,323    1,305
Duel indexed consolidated bonds..      2,500    2,075      2,500    2,007      2,500    1,987
                                     -------  -------    -------  -------    -------  -------
Total investment securities......    $61,910  $61,131    $84,116  $81,884    $29,709  $30,381
                                     =======  =======    =======  =======    =======  =======

     The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed and mortgage-related securities, all of which were classified as held-to-maturity at the dates indicated.

                                                           At December 31,
                                 --------------------------------------------------------------
                                          2000                 1999               1998
                                 -------------------   ------------------  ------------------
                                   Amortized   Fair    Amortized   Fair    Amortized   Fair
                                     Cost      Value     Cost      Value     Cost      Value
                                 -----------  -------  ---------  -------  ---------  -------
                                                            (In thousands)
Mortgage-backed and related
  securities held-to-maturity:
  Fixed rate:

    FNMA pass through securities..       $419   $419       $535      $535       $731     $  724
    GNMA certificates.............        146    156        158       170        259        279
                                         ----   ----       ----      ----       ----     ------
Total mortgage-backed                    $565   $575       $693      $705       $990     $1,003
  and related securities..........       ====   ====       ====      ====       ====     ======


     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's investment securities, and mortgage-related securities as of December 31, 2000.

                                                                  At December 31, 2000
                            -------------------------------------------------------------------------------------------------------


                                One Year or Less   One to Five Years    Five to Ten Years                         Total
                            --------------------  -------------------  -------------------             ----------------------------
                                                                                             Average
                                        Weighted             Weighted             Weighted  Remaining                      Weighted
                             Amortized  Average   Amortized  Average   Amortized  Average   Years to   Amortized    Fair   Average
                               Cost      Yield      Cost      Yield      Cost      Yield    Maturity     Cost      Value    Yield
                             ---------  --------  ---------  --------  ---------  --------  ---------  ---------  -------  --------
                                                                 (Dollars in thousands)
Investment securities,
 available-for-sale:
  Agency obligations.......    $ 8,000     5.25%    $14,645     5.42%    $    --        --%      1.22    $22,645  $22,526      5.36%
  Corporate obligations....      7,530     5.61      24,376     5.79          --        --       1.39     31,906   31,723      5.75
  Taxable municipal bonds..      2,440     6.09         940     6.02          --        --       1.06      3,380    3,377      6.07
  Mutual funds                   1,479       --          --       --          --        --       0.25      1,479    1,430        --
  Duel indexed consolidated         --       --       2,500     2.95          --        --       4.70      2,500    2,075      2.95
      bonds................    -------     ----     -------     ----     -------     -----       ----    -------  -------     -----
    Total investment           $19,449     5.10%    $42,461     5.50%    $    --        --%      1.46    $61,910  $61,131      5.39%
     securities............    =======     ====     =======     ====     =======     =====       ====    =======  =======     =====
Mortgage-backed and related
  securities
   held-to-maturity:
  FNMA pass through            $    --       --%    $   419     8.97%    $   --         --%      5.00    $   419  $   419      8.97%
   securities..............
  GNMA certificates........         --       --          --       --        146      10.00       7.01        146      156     10.00
                               -------     ----     -------     ----     ------      -----       ----    -------  -------     -----
  Total mortgage-backed and    $    --       --%    $   419     8.97%    $  146      10.00%      5.52    $   565  $   575      9.24%
    related securities.....    =======     ====     =======     ====     ======      =====       ====    =======  =======     =====


Sources of Funds

     General. Deposits, loan repayments and prepayments, sales and maturities of securities and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, money market accounts, transaction accounts and time deposits currently ranging in terms from one to five years. At December 31, 2000, the balance of core deposits (total deposits less certificates of deposit of $100,000 or more) represented 87.48% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits and also relies on competitive pricing policies and advertising; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Bank believes that its passbook and statement savings, money market accounts and transaction accounts are relatively stable sources of deposits. The Bank's time deposits have been a relatively stable source of funds as well, including the $195.0 million of certificates of deposit maturing in one year or less; however, the ability of the Bank to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions. The Bank is seeking opportunities to increase transaction deposit accounts through aggressive advertising, offering ATM services, and offering interest on such accounts. The Bank also intends to expand its deposit products to attract new customers, including local businesses.

     At December 31, 2000, the Bank had $46.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period
---------------
                                                       Amount
                                                   --------------
                                                   (In thousands)
3 months or less..................................     $ 2,683
Over 3 through 6 months...........................          --
Over 6 through 12 months..........................      30,278
Over 12 months....................................      13,021
                                                       -------
      Total.......................................     $45,982
                                                       =======

     The following table sets forth the distribution of the Bank's deposit accounts as of the dates indicated and the weighted average interest rates on each category of deposits presented.

                                                                   At December 31,
                               ----------------------------------------------------------------------------------------
                                          2000                            1999                        1998
                               -----------------------------   --------------------------  ----------------------------
                                         Percent   Weighted             Percent  Weighted            Percent   Weighted
                                         of Total  Average             of Total  Average             of Total  Average
                                Balance  Deposits   Rate     Balance   Deposits    Rate     Balance  Deposits   Rate
                               --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                               (Dollars in thousands)
Transaction accounts(1)......  $ 23,827      6.49%    3.70%  $  3,959       1.11%   1.64%  $  1,362      0.38%    1.52%
Savings......................    61,695     16.79     2.96     79,952      22.38    2.97     75,360     21.24     2.96
                               --------    ------            --------     ------           --------    ------
    Total....................    85,522     23.28     3.17     83,911      23.49    2.91     76,722     21.62     2.93
                               --------    ------            --------     ------           --------    ------
Certificate accounts(2)(3):
  Within 12 months...........   194,947     53.07     6.00    181,801      50.88    5.06    191,999     54.12     5.23
  Over 12 through 36             82,193     22.37     6.02     79,270      22.19    5.37     64,762     18.25     5.59
     months..................
  Over 36 months.............     4,683      1.28     6.10     12,307       3.44    5.81     21,305      6.01     6.05
                               --------    ------            --------     ------           --------    ------
    Total certificate           281,823     76.72     6.01    273,378      76.51    5.18    278,066     78.38     5.38
        accounts.............  --------    ------            --------     ------           --------    ------

    Total deposits...........  $367,345    100.00%    5.35%  $357,289     100.00%   4.65%  $354,788    100.00%    4.85%
                               ========    ======            ========     ======           ========    ======

-------------------------------
(1)    Does not include official bank checks.
(2)    Based on remaining maturity of certificates.
(3)    Includes retirement accounts such as IRA and Keogh accounts.


     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.

                               Period to Maturity from
                                  December 31, 2000
                       -------------------------------------            At December 31,
                         Less than    One to        Over          ---------------------------
                         One Year   Three Years  Three Years        2000      1999      1998
                       ----------------------------------------------------------------------
Certificate accounts:
   4.01% to 5.00%......   $ 13,480      $ 9,330       $  701      $ 23,511  $125,022  $ 62,254
   5.01% to 6.00%......     87,927       24,826        1,196       113,949   128,274   196,415
   6.01% to 7.00%......     93,237       48,037        2,786       144,060    16,998    16,532
   7.01% to 8.00%......        303           --           --           303     3,084     2,865
                          --------      -------       ------      --------  --------  --------
       Total...........   $194,947      $82,193       $4,683      $281,823  $273,378  $278,066
                          ========      =======       ======      ========  ========  ========


     Borrowings. As part of its operating strategy, the Bank has utilized advances from the FHLB as an alternative to retail deposits to fund its operations when borrowings are less costly and can be invested at a positive interest rate spread or when the Bank needs additional funds to satisfy loan demand. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized by certain of the Bank's mortgage loans. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. See "Regulation--Federal Home Loan Bank System." The Bank had $5.0 million in outstanding advances from the FHLB at both December 31, 2000 and 1999. The Bank has overnight borrowing capacity at the FHLB of $49.6 million and additional borrowing capacity at December 31, 2000 of $44.6 million.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                        At or For the Year Ended
                                                               December 31,
                                                      ---------------------------
                                                        2000      1999      1998
                                                      --------   -------  -------
FHLB advances:
   Average balance outstanding (monthly).............  $ 8,200   $7,500   $8,000
   Maximum amount outstanding at any                    15,000    8,000    8,000
      month-end during the period....................
   Balance outstanding at end of period..............    5,000    5,000    8,000
   Weighted average interest rate during the period..     6.46%    6.30%    6.19%
   Weighted average interest rate at end of period...     6.25%    6.09%    6.25%


Personnel

     As of December 31, 2000 the Bank had 46 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Subsidiary Activities

     The Company's sole subsidiary is the Bank.  The Bank has no subsidiaries.


                           REGULATION AND SUPERVISION

General

     For fiscal year 2000, the Company and the Bank were subject to the regulatory and supervisory structure described below. On January 19, 2001, the Bank completed its conversion from a federally-chartered savings bank to a Virginia commercial bank. As a result of the Bank's conversion, the Company became a bank holding company and is no longer a savings and loan holding company. For fiscal year 2001, the Company and the Bank are subject to the supervision and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions, State Corporation Commission. The Company and the Bank have obtained regulatory approval from these agencies for their various activities to the extent required.

Fiscal Year 2000 Regulation and Supervision: General

     As a savings and loan holding company, the Company was required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Bank was subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank was a member of the Federal Home Loan Bank System and is with respect to deposit insurance of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations.

Holding Company Regulation

     The Company was a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank was required to notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 2000.

                                                       Capital
                                                 ------------------
                    Actual   Required   Excess    Actual   Required
                   Capital   Capital    Amount   Percent    Percent
                 ----------  --------  --------  --------  --------
                                (Dollars in thousands)
Tangible.........  $119,215   $ 7,449  $111,766    24.01%      1.50%
Core (Leverage)..   119,215    19,863    99,352    24.01%      4.00%
Risk-based.......   123,024    24,244    98,780    40.60%      8.00%


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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Beginning in 2000, there was equal sharing of FICO payments between SAIF and Bank Insurance Fund ("BIF") members. In 2000, the SAIF assessment approximated 2.07 basis points.

     The Bank's SAIF assessment rate for fiscal 2000 ranged from 2.06 to 2.12 basis points and the premium paid for this period was $74,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Bank's limit on loans to one borrower was $30.8 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $9.0 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 93.57% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under OTS rules, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement during 2000 was 4%. Monetary penalties could have been imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for December 31, 2000 was 14.97%, which exceeded the applicable requirements. Recent legislation has deleted the liquidity requirement.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $105,000.

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

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against an institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $3.7 million.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


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


                             Original  Net Book Value of
                               Year       Property at
         Location            Acquired  December 31, 2000
---------------------------  --------  -----------------
                                         (In thousands)
Executive/Branch Office:
400 George Street
Fredericksburg, VA  22404..      1962             $1,194

Branch Offices:
Route Three Branch
3600 Plank Road
Fredericksburg, VA  22407..      1983              1,022

Four Mile Fork Branch
4535 Lafayette Boulevard
Fredericksburg, VA  22408..      1972                398

Aquia Branch
117 Garrisonville Road
P.O. Box 382
Stafford, VA  22555........      1978                282
--------------------------------------------------------

     The Bank also owns property for possible branch expansion located on Route 17 North, in Stafford County. The net book value of this property, as of December 31, 2000 was $333,000.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

   The Company is traded on the Nasdaq National Market under the ticker symbol "VCAP." As of December 31, 2000, the Company had 9,289,280 shares of common stock outstanding and approximately 2,626 shareholders of record. The following table discloses the high and low bids for the Company's common stock on the Nasdaq National Market for each quarterly period indicated. The Company's common stock began trading on December 23, 1998.


   Quarter ended        High      Low
--------------------  --------  -------

December 31, 2000     $17.3125  $ 15.50
September 30, 2000     17.50      15.00
June 30, 2000          16.3125    13.875
March 31, 2000         16.3125    13.00

December 31, 1999      16.50      14.375
September 30, 1999     17.125     14.75
June 30, 1999          15.438     11.875
March 31, 1999         13.875     12.625


   The following table lists the dividends declared and paid by the Company during the two most recent fiscal years.


Dividends (1)    Declared      Paid
-------------  -----------    ------
    $0.21        01/27/00    02/25/00
    $0.11        04/25/00    05/25/00
    $0.11        07/25/00    08/25/00
    $0.11        10/26/00    11/24/00
    $0.10        01/26/99    02/25/99
    $0.10        04/27/99    05/25/99
    $0.10        07/27/99    08/25/99
    $0.10        10/26/99    11/26/99

--------------------------
(1)  Per share.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table sets forth certain consolidated summary historical financial information concerning the financial position of the Company, including its subsidiary, the Bank, for the dates indicated. The financial data is derived in part from, and should be read in conjunction with, the consolidated financial statements and related notes of the Company contained elsewhere herein.


                                                At December 31,
                             -------------------------------------------------
                                2000      1999      1998      1997     1996(1)
                             -------------------------------------------------
                                               (In thousands)
Selected Balance Sheet Data:
 Total assets................ $532,675  $541,639  $576,676  $471,920  $469,917
 Loans receivable, net(2)....  444,800   422,079   411,791   413,032   405,145
 Mortgage-backed securities..      565       693       990     1,291     1,502
 Investment securities(3)....   61,131    81,884    30,381    31,151    31,979
 Cash and cash equivalents...   10,247    18,555   115,734    11,287    15,937
 Deposits....................  367,345   357,289   354,788   374,114   374,936
 Official bank checks........    2,080     3,291    21,064     3,002       716
 FHLB advances...............    5,000     5,000     8,000     8,000    15,000
 Stockholders' equity........  155,494   173,094   185,206    80,073    73,296

                                               Years Ended December 31,
                                  ---------------------------------------------
                                     2000     1999     1998     1997     1996(1)
                                  ---------------------------------------------
                                       (In thousands, except per share data)
Selected Operating Data:
  Interest income.................  $39,357  $38,894  $36,477  $36,504  $35,998
  Interest expense................   18,592   17,017   19,212   19,418   19,535
                                    -------  -------  -------  -------  -------
    Net interest income...........   20,765   21,877   17,265   17,086   16,463
  Provision for loan losses.......       70      116      461      375      325
                                    -------  -------  -------  -------  -------
    Net interest income after
      provision for loan losses...   20,695   21,761   16,804   16,711   16,138
  Total noninterest income........      313    1,635      481      460      409
  Total noninterest expense.......    8,255    8,843   14,886    6,794    9,565
                                    -------  -------  -------  -------  -------
  Income before income taxes......   12,753   14,553    2,399   10,377    6,982
  Income tax expense..............    4,775    5,513    1,003    3,952    2,401
                                    -------  -------  -------  -------  -------
     Net income...................  $ 7,978  $ 9,040  $ 1,396  $ 6,425  $ 4,581
                                    =======  =======  =======  =======  =======

Earnings per share - basic (4)....  $   .91  $   .88  $    --  $    --   $   --
Earnings per share - diluted (4)..  $   .91  $   .88  $    --  $    --   $   --

                                                       At or For the Year Ended December 31,
                                                -----------------------------------------------
                                                    2000     1999     1998(11)    1997     1996(1)
                                                -----------------------------------------------
Selected Financial Ratios and Other Data(5)
Performance Ratios:
 Return on average assets.......................    1.48%    1.62%    0.29%       1.36%    0.98%
 Return on average equity.......................    4.97     4.98     1.53        8.39     6.42
 Interest rate spread(6)........................    2.41     2.40     2.62        2.84     2.80
 Net interest margin(7).........................    3.93     4.00     3.63        3.69     3.57
 Yield on average-interest earning assets.......    7.45     7.11     7.66        7.88     7.81
 Net interest income after provisions for loan
   losses, to total noninterest expenses........  250.71   246.09   112.88      245.97   168.72
 Total noninterest expense to average assets....    1.54     1.59     3.08        1.44     2.04
 Efficiency ratio(8)............................   39.16    37.61    83.89       38.72    56.69
Regulatory Capital Ratios:(12)
 Tangible capital...............................   24.01%   28.46%   26.11%      16.34%   14.97%
 Core capital...................................   24.01    28.46    26.11       16.34    14.97
 Risk-based capital.............................   40.60    47.34    48.19       26.92    25.70
Asset Quality Ratios:(9)
 Non-performing loans to total assets(10).......    0.22%    0.45%    0.48%       0.65%    1.38%
 Non-performing loans to total loans(10)........    0.26     0.58     0.66        0.73     1.57
 Non-performing assets to total assets(10)......    0.56     0.79     0.92        1.39     1.87
 Allowance for loan losses to non-performing
   loans(10)....................................  483.46%  230.98%  206.32%     179.96%   85.71%
Number of full-service banking facilities.......       4        4        4           4        4

_________________________
(1) Includes effect of the one-time special assessment of $2.5 million, on a pre-tax basis, to recapitalize the Savings Association Insurance Fund.
(2) Loans receivable, net, consist of loans receivable minus the allowance for loan losses, deferred loan fees and unadvanced loan funds. The allowance for loan losses at December 31, 2000, 1999, 1998, 1997 and 1996 was $5.7 million, $5.7 million, $5.7 million, $5.5 million and $5.5 million, respectively.
(3)    Securities do not include Federal Home Loan Bank stock of $3.7 million,
       3.6 million, $3.5 million, $3.4 million and $3.2 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
(4)    Prior to December 23, 1998, Virginia Capital was not a public company.
(5) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(6) The interest rate spread represents the difference between the weighted average yield on average interest-earning assets (which includes Federal Home Loan Bank stock and other equity securities) and the weighted average cost of average interest-bearing liabilities.
(7) The net interest margin represents net interest income as a percent of average interest-earning assets.
(8) The efficiency ratio represents the ratio of noninterest expenses divided by the sum of net interest income and noninterest income.
(9) Asset-quality ratios for years prior to 2000 have been revised to conform to the current year presentation.
(10) Non-performing assets consist of non-performing loans, real estate acquired through foreclosure and restructured loans. Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal. It is the Bank's policy to cease accruing interest on loans 90 days or more past due.
(11) Includes effect of one-time contribution of $8.4 million, on a pre-tax basis, to the Fredericksburg Savings Charitable Foundation.
(12)   Regulatory capital ratios are computed based on the Bank's capital only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     The Company is the holding company for the Bank. The Company is headquartered in Fredericksburg, Virginia and its principal business currently consists of the operations of the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and fees and other service charges. The Bank's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, the cost of foreclosed real estate operations, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank and the Company.

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

Management of Interest Rate Risk and Market Risk Analysis

     Qualitative Analysis
     --------------------

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates, while not subjecting the Company to undue credit or investment risk. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a regular basis, and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Bank has become subject to increasing risk in the event interest rates begin to rise due to the substantial levels of fixed-rate loans the Bank has been originating due to high customer demand for such products in the Bank's primary market area. As discussed above, the Bank has sought to offset the interest rate risk associated with originating primarily fixed-rate loans in a low interest rate environment by investing short-term to enable the Bank to reinvest relatively quickly in higher yielding investments if interest rates rise. In the future, depending upon market conditions, the Bank intends to seek opportunities to increase its investment in short-term adjustable rate mortgage-backed securities and may evaluate opportunities to sell long-term fixed-rate loans in the secondary market. Currently, management believes that the Bank's strong capital position and level of liquidity coupled with low operating expenses would enable the Bank to continue operating profitably in the event of a rapid rise in interest rates, as it would be positioned to invest in higher yielding investments to offset the negative impact its high fixed-rate loan portfolio would have on earnings; however, depending upon the magnitude of any change in interest rates, the Bank may not be able to react quickly enough to reinvest such funds and therefore may experience a decrease in earnings following a significant increase in interest rates. The Bank may also increase non-deposit borrowings which would further enable the Bank to invest in higher yielding instruments in an increasing rate environment.

     Quantitative Analysis
     ---------------------

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a Company's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was (21.18)%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). The amount of assets and liabilities shown which reprice or mature during a particular period were generally determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.

                                                         More                                  More
                                                         than        More         More         than
                                                        1 Year       than         than       4 Years      More
                                            1 Year        to      2 Years to   3 Years to       to        than      Total
                                           or Less     2 Years      3 Years      4 Years     5 Years     5 Years    Amount
                                        -----------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Mortgage loans......................    $  85,626   $   3,132    $   6,606    $   7,162   $   9,198   $329,441   $441,165
  Consumer and other loans............        2,859       1,220        2,084        3,130       2,873      1,005     13,171
  Mortgage-backed and related
    securities........................          170         170          170           55          --         --        565
  Overnight and short term
    investments.......................        8,842          --           --           --          --         --      8,842
  Investments and interest-
    earning deposits..................       23,049      31,209        6,505        1,978       2,075         --     64,816
                                          ---------   ---------    ---------    ---------   ---------   --------   --------

      Total interest-earning assets...    $ 120,546   $  35,731    $  15,365    $  12,325   $  14,146   $330,446   $528,559
                                          =========   =========    =========    =========   =========   ========   ========

Interest-bearing liabilities:
  Money market deposit accounts
    and other transaction accounts....    $  27,223   $  13,611    $  13,611   $      --    $      --         --   $ 54,445
  Savings accounts....................        6,216       6,216        6,215        6,215       6,215         --     31,077
  Certificate accounts................      194,947      46,714       35,479        1,818       2,865         --    281,823
                                          ---------   ---------    ---------    ---------   ---------   --------   --------
Total interest-bearing deposits.......      228,386      66,541       55,305        8,033       9,080         --    367,345
  FHLB advances.......................        5,000          --           --           --          --         --      5,000
                                          ---------   ---------    ---------    ---------   ---------   --------   --------
  Total interest-bearing
    liabilities.......................    $ 233,386   $  66,541    $  55,305    $   8,033   $   9,080   $     --   $372,345
                                          =========   =========    =========    =========   =========   ========   ========

Interest sensitivity gap..............    $(112,840)  $ (30,810)   $ (39,940)   $   4,292   $   5,066   $330,446   $156,214
                                          =========   =========    =========    =========   =========   ========   ========
Cumulative interest-rate
  sensitivity gap.....................    $(112,840)  $(143,650)   $(183,590)   $(179,298)  $(174,232)  $156,214
Cumulative interest-rate
  sensitivity gap as a percentage
  of total assets.....................      (21.18)%    (26.97)%     (34.47)%     (33.66)%    (32.71)%     29.33%
Cumulative interest-rate gap
  as a percentage of total interest-
  earning assets......................      (21.35)%    (27.18)%     (34.73)%     (33.92)%    (32.96)%     29.55%
Cumulative interest-earning assets
  as a percentage of cumulative
  interest-bearing liabilities........       51.65%      52.11%       48.32%       50.64%      53.21%     141.95%



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

     Net Portfolio Value. As part of its interest rate risk analysis, as of December 31, 2000 the Bank used an interest rate sensitivity model which generated estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which was prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 2000.


   Change in Interest Rates in                                      NPV as % of Portfolio
   Basis Points (Rate Shock)           Net Portfolio Value             Value of Assets
   ---------------------------  -------------------------------   -----------------------
                                                                    NPV
                                 Amount   $ Change    % Change     Ratio     Change(1)
                                -------- ----------  ----------   -------   -------------
                                         (Dollars in thousands)
            +300 ...........    $ 91,457    (33,584)     (27.00)    19.79%     (506)
            +200 ...........     102,630    (22,412)     (18.00)    21.58      (327)
            +100 ...........     114,019    (11,023)      (9.00)    23.29      (156)
            Static .........     125,041         --          --     24.85        --
            -100 ...........     133,378      8,337        7.00     25.94       109
            -200 ...........     137,752     12,710       10.00     26.42       157
            -300 ...........     142,945     17,904       14.00     26.99       214

---------------
(1)  Expressed in basis points.

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

     Average Balance Sheets. The following tables set forth certain information relating to the Company for the years ended December 31, 2000, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                               For the Years Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                          2000                              1999                             1998
                              -----------------------------     -----------------------------    -----------------------------------
                                                    Average                           Average                          Average
                              Average               Yield/      Average               Yield/      Average              Yield/
                              Balance    Interest    Cost       Balance    Interest    Cost       Balance   Interest    Cost
                              -------    --------   -------     -------    --------   -------     -------   --------   -------
                                                                     (Dollars in thousands)
Assets:
  Interest-earning assets:
    Mortgage loans, net.....  $431,020   $33,290      7.72%     $410,946   $31,204      7.59%     $409,090  $32,620      7.97%
    Consumer and other
      loans, net............    11,965     1,108      9.26         9,812       906      9.23         9,110      810      8.89
    Mortgage-backed and
      related securities....       615       124     20.16           832       183     22.00         1,165      185     15.88
    Overnight and
      short-term deposits...    10,362       578      5.58        48,193     2,284      4.74        23,164      962      4.15
    Investment
      securities(1).........    74,357     4,257      5.73        77,395     4,317      5.58        33,450    1,900      5.68
                              --------   -------     -----      --------   -------     -----      --------  -------     -----
        Total
        interest-earning
        assets..............   528,319   $39,357      7.45%      547,178   $38,894      7.11%      475,979  $36,477      7.66%
                                         -------     -----                 -------     -----                -------     -----
  Noninterest-earning
   assets...................     9,091                            10,310                             7,819
                              --------                          --------                          --------
        Total assets........  $537,410                          $557,488                          $483,798
                              ========                          ========                          ========
Total Liabilities and
 Stockholders' Equity:
  Interest-bearing
    liabilities:
    Transaction accounts....  $ 14,513   $   523      3.60%     $  2,493   $    43      1.72%     $  2,930  $    11      0.38%
    Savings accounts........    68,853     2,005      2.91        77,810     2,270      2.92        82,138    2,674      3.26
    Certificates of deposit.   276,934    15,532      5.61       273,829    14,229      5.20       288,258   16,032      5.56
                              --------   -------     -----      --------   -------     -----      --------  -------     -----
        Total deposits......   360,300    18,060      5.01       354,132    16,542      4.67       373,326   18,717      5.01
    FHLB advances and
     other borrowings.......     8,231       532      6.46         7,538       475      6.30         8,000      495      6.19
                              --------   -------     -----      --------   -------     -----      --------  -------     -----
        Total
          interest-bearing
          liabilities.......   368,531   $18,592      5.04%      361,670   $17,017      4.71%      381,326  $19,212      5.04%
                                         -------     -----                 -------     -----                -------     -----
    Other liabilities.......     8,301                            14,108                            11,432
                              --------                          --------                          --------
        Total liabilities...   376,832                           375,778                           392,758
    Stockholders' equity....   160,578                           181,710                            91,040
                              --------                          --------                          --------
        Total liabilities
          and stockholders'
          equity capital....  $537,410                          $557,488                          $483,798
                              ========                          ========                          ========
  Net interest income/Net
   interest rate spread(2)..             $20,765      2.41%                $21,877      2.40%               $17,265      2.62%
                                         =======     =====                 =======     =====                =======     =====
  Net interest earning
   assets/Net interest
   margin(3)................  $159,788                3.93%     $185,508                4.00%     $ 94,653               3.63%
                              ========               =====      ========               =====      ========              =====
  Ratio of
   interest-earning assets
   to interest-bearing
   liabilities..............    143.36%                           151.29%                           124.82%

---------------
(1)  Includes investment securities available-for-sale and stock in FHLB-
     Atlanta.
(2) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                                            Year Ended                           Year Ended
                                                        December 31, 2000                    December 31, 1999
                                                           Compared to                          Compared to
                                                            Year Ended                           Year Ended
                                                        December 31, 1999                    December 31, 1998
                                                 --------------------------------        -------------------------------
                                                  Increase (Decrease)                   Increase (Decrease)
                                                        Due to                                Due to
                                                 ---------------------                 ---------------------
                                                   Volume       Rate        Net          Volume       Rate        Net
                                                 ----------   --------    -------      ----------   --------    -------
                                                                               (In thousands)
Interest-earning assets:
  Mortgage loans, net.........................     $ 1,524    $  562      $ 2,086        $  148     $(1,564)    $(1,416)
  Consumer and other loans....................         199         3          202            62          34          96
  Mortgage-backed and related
    securities................................         (48)      (11)         (59)          (53)         51          (2)
  Overnight and short term deposits...........      (1,793)       87       (1,706)        1,039         283       1,322
  Investment securities and interest-earning
    deposits..................................        (170)      110          (60)        2,496         (79)      2,417
                                                   -------    ------      -------        ------     -------     -------

      Total interest-earning assets...........     $  (288)   $  751      $   463        $3,692     $(1,275)    $ 2,417
                                                   =======    ======      =======        ======     =======     =======
Interest-bearing liabilities:
  Transaction accounts........................     $   207    $  273      $   480        $   (2)    $    34     $    32
  Savings accounts............................        (262)       (3)        (265)         (141)       (263)       (404)
  Certificate of deposits.....................         161     1,142        1,303          (802)     (1,001)     (1,803)
                                                   -------    ------      -------        ------     -------     -------
      Total interest-bearing deposits.........         106     1,412        1,518          (945)     (1,230)     (2,175)
  FHLB advances...............................          44        13           57           (29)          9         (20)
                                                   -------    ------      -------        ------     -------     -------
      Total interest-bearing liabilities......     $   150    $1,425      $ 1,575        $ (974)    $(1,221)    $(2,195)
                                                   =======    ======      =======        ======     =======     =======


Comparison of Financial Condition at December 31, 2000 and December 31, 1999

     Virginia Capital's consolidated assets totalled $532.7 million at December 31, 2000, a decrease of $8.9 million, or 1.7% from total assets of $541.6 million at December 31, 1999. Dividends of $.54 per share were paid totalling $4.9 million in 2000. Stockholders' equity decreased to $155.5 million, or 29.2% of total assets, compared to $173.1 million, or 32.0% of total assets, at December 31, 1999 primarily due to the Company's stock repurchase program. Stock repurchases have totalled 1,545,280 shares since December 31, 1999 at a total cost of $23.4 million.

     Loans. Virginia Capital's loan portfolio increased $22.8 million, or 5.3%, from $431.5 million at December 31, 1999 to $454.3 million at December 31, 2000. Total mortgage loans, which include real estate construction loans, were $441.2 million at December 31, 2000, an increase of $20.2 million from $421.0 million at December 31, 1999. Mortgage loans, including real estate construction loans, represented 97.10% of the loan portfolio at December 31, 2000 and 97.55% at December 31, 1999. One-to four-family residential mortgage loans were $378.6 million at December 31, 2000, an increase of $8.4 million from $370.2 million at December 31, 1999. Non-residential real estate mortgage loans were $37.5 million at December 31, 2000, an increase of $3.9 million from $33.6 million at December 31, 1999. Construction and development loans increased $6.1 million from $13.1 million at December 31, 1999 to $19.2 million at December 31, 2000. The increase in Virginia Capital's loan portfolio was funded by principal repayments on loans, redemption of investment securities and deposit growth.

     Allowance for Loan Losses. The allowance for loan losses was $5.7 million at December 31, 2000 and December 31, 1999. The stable allowance during this period reflects continued improvement in non-performing assets and net charged off loans, as well as management's belief that there is economic stability in the Bank's market area. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. At December 31, 2000, the allowance for loan losses provided coverage of 483.46% of total nonperforming loans of $1.2 million, an increase from 230.98% of total nonperforming loans of $2.5 million at December 31, 1999. The ratio of allowance for loan losses to net loans receivable was 1.26% compared to 1.33% for 1999 and 1.36% for 1998.

     Investment Securities. Investment securities classified as held-to-maturity were $565,000 at December 31, 2000, a decrease of $128,000 from $693,000 at December 31, 1999. These securities consist of FNMA and GNMA mortgage-backed securities. The decrease in these securities resulted from principal payments received during 2000. Investment securities classified as available-for-sale were $61.1 million at December 31, 2000, a decrease of $20.8 million from $81.9 million at December 31, 1999. The decrease was primarily due to the sale and maturity of securities to fund the repurchase of the Company's common stock and growth in the loan portfolio.

     Deposits. Total deposits increased $10.0 million, or 2.8%, from $357.3 million at December 31, 1999 to $367.3 million at December 31, 2000.
Transaction account deposits increased $19.8 million, or 501.8%, from $4.0 million at December 31, 1999 to $23.8 million at December 31, 2000. Savings account deposits decreased $18.3 million, or 22.9%, from $80.0 million at December 31, 1999, to $61.7 million at December 31, 2000. Certificates of deposit increased $8.5 million, or 3.1%, from $273.3 million at December 31, 1999, to $281.8 million at December 31, 2000. Special promotions in 2000 created much of the increase in transaction accounts. The decrease in savings account deposits was primarily due to transfers to transaction account deposits.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

     General. Net income for the year ended December 31, 2000 was $8.0 million or $.91 per share compared to $9.0 million for the year ended December 31, 1999. Net interest income for 2000 totaled $20.8 million, a decrease of $1.1 million from $21.9 million for 1999. While interest income increased $463,000 from $38.9 million for the year ended December 1999 to $39.4 million for the year ended December 31, 2000, interest expense increased $1.6 million from $17.0 million for the year ended December 31, 1999 to $18.6 million for the year ended December 31, 2000. Noninterest income decreased by $1.3 million from 1999, primarily the result of gains realized on the sale of securities in 1999. Noninterest expense decreased $588,000 from 1999. The Company's return on average assets was 1.48% for the year ended December 31, 2000 compared to 1.62% for the year ended December 31, 1999. The Company's return on average equity was 4.97% for the year ended December 31, 2000 compared to 4.98% for the year ended December 31, 1999.

     Interest Income. Interest income was $39.4 million for the year ended December 31, 2000, an increase of $463,000 from $38.9 million for the year ended December 31, 1999. Interest on mortgage loans, the largest component of interest income, increased $2.1 million from $31.2 million for the year ended December 31, 1999 to $33.3 million for the year ended December 31, 2000. The increase in interest on mortgage loans resulted from a $20.0 million increase in the average balance of mortgage loans from $411.0 million for the year ended December 31, 1999 to $431.0 million for the year ended December 31, 2000, and an increase of 13 basis points in the average yield on mortgage loans from 7.59 % to 7.72%. Interest income on overnight and short-term deposits and investment securities was $4.8 million for the year ended December 31, 2000, a decrease of $1.8 million from $6.6 million for the year ended December 31, 1999. The $1.8 million decrease in interest income on overnight and short-term deposits and investment securities was primarily due to a $40.9 million decrease in the average balance of overnight and short-term deposits and investment securities outstanding from $125.6 million for the year ended December 31, 1999 to $84.7 million for the year ended December 31, 2000. This $40.9 million decrease was primarily due to the Company's stock repurchase program. For the year ended December 31, 2000, the average yield on overnight and short-term deposits and investment securities was 5.58% and 5.73%, respectively. For the year ended December 31, 1999, the average yield on overnight and short-term deposits and investment securities was 4.74% and 5.58%, respectively. Average interest-earning assets were $528.3 million for the year ended December 31, 2000, a decrease of $18.9 million, or 3.5%, from $547.2 million for the year ended December 31,

1999. The average yield on interest earning assets increased 34 basis points to 7.45% for the year ended December 31, 2000, from 7.11% for the year ended December 31, 1999.

     Interest Expense. Interest expense was $18.6 million for the year ended December 31, 2000, an increase of $1.6 million from $17.0 million for the year ended December 31, 1999. Substantially all of the Bank's interest expense is from interest-bearing deposits, the largest category of the deposits being certificates of deposit. Interest expense on certificates was $15.5 million for the year ended December 31, 2000, an increase of $1.3 million from $14.2 million for the year ended December 31, 1999. The average balance of certificates of deposit increased $3.1 million from $273.8 million for the year ended December 31, 1999 to $276.9 million for the year ended December 31, 2000. The average cost of certificates of deposit increased by 41 basis points from 5.20% for the year ended December 31, 1999 to 5.61% for the year ended December 31, 2000. Market conditions continue to effect the ability of the Bank to attract and maintain time deposits and the rates paid on these deposits. Interest expense on savings accounts decreased $265,000, from $2.3 million for the year ended December 31, 1999 to $2.0 million for the year ended December 31, 2000. This decrease is primarily attributable to a $8.9 million decrease in the average balance of savings accounts from $77.8 million for the year ended December 31, 1999 to $68.9 million for the year ended December 31, 2000. Interest expense on transaction accounts increased $480,000, from $43,000 for the year ended December 31, 1999 to $523,000 for the year ended December 31, 2000. This increase is primarily due to a $12.0 million increase in the average balance of transaction accounts from $2.5 million for the year ended December 31, 1999 to $14.5 million for the year ended December 31, 2000. Interest expense on Federal Home Loan Bank advances increased $57,000 from $475,000 for the year ended December 31, 1999 to $532,000 for the year ended December 31, 2000. This $57,000 increase resulted from an increase in the average balance of Federal Home Loan Bank advances from $7.5 million for the year ended December 31, 1999 to $8.2 million for the year ended December 31, 2000. Average interest-bearing liabilities increased $6.8 million from $361.7 million for the year ended December 31, 1999 to $368.5 million for the year ended December 31, 2000. The average cost of interest-bearing liabilities was 5.04% and 4.71% for the years ended December 31, 2000 and 1999, respectively.

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2000 was $70,000, a decrease of $46,000 from $116,000 for the year ended December 31, 1999. Net charge-offs decreased from $111,000 for the year ended December 31, 1999 to $88,000 for the year ended December 31, 2000. Impaired loans decreased from $1.4 million at December 31, 1999 to $385,000 at December 31, 2000, mitigating the need for additional provisions for loan losses.

     Noninterest Income. Total noninterest income decreased $1.3 million, or 80.9%, to $313,000 for the year ended December 31, 2000, compared to $1.6 million for the year ended December 31, 1999. Noninterest income consists of loan fees and service charges, deposit account fees and service charges, and net gain from the sale of investments. The decrease in noninterest income was due primarily to a $1.3 million decrease in net gain from the sale of investments. In the fourth quarter of 1999, assets held in a Rabbi-Trust to fund a benefit plan were sold in conjunction with the termination of the benefit plan, resulting in a fourth quarter gain on sale of securities of approximately $1.0 million.

     Noninterest Expense. Total noninterest expense decreased $588,000 from $8.8 million for the year ended December 31, 1999 to $8.3 million for the year ended December 31, 2000.

     Compensation and benefits expense decreased $741,000 from $5.0 million for the year ended December 31, 1999 to $4.3 million for the year ended December 31, 2000. The 1999 compensation expense includes $1.2 million to terminate and modify Fredericksburg Savings' benefit plans. This $1.2 million decrease in compensation and benefits expense in 2000 is partially offset by an increase in the expense of the stock-based compensation plan. Stockholders approved the stock-based compensation plan on June 25, 1999, therefore, there is no expense related to this plan in the first six months of 1999.

     Income Taxes. Income tax expense decreased $738,000 from $5.5 million for the year ended December 31, 1999 to $4.8 million for the year ended December 31, 2000. The decrease is primarily the result of a decrease in income before income tax expense of $1.8 million compared to 1999.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

     General. Net income for the year ended December 31, 1999 was $9.0 million or $.88 per share compared to $1.4 million for the year ended December 31, 1998. Net interest income for 1999 totaled $21.9 million, an increase of $4.6 million from $17.3 million for 1998, resulting primarily from investment of proceeds from the mutual to stock conversion in December of 1998 and a $2.2 million decrease in interest expense from 1998. Noninterest income increased by $1.2 million from 1998, primarily the result of gains realized on the sale of securities in 1999. Noninterest expense decreased $6.0 million from 1998. The higher noninterest expense in 1998, and lower level of earnings for 1998, was primarily due to a one-time charitable contribution of $8.4 million to establish a charitable foundation, Fredericksburg Savings Charitable Foundation, as part of the Bank's conversion to a stock organization. The Company's return on average assets was 1.62% for the year ended December 31, 1999 compared to .29% for the year ended December 31, 1998. The Company's return on average equity was 4.98% for the year ended December 31, 1999 compared to 1.53% for the year ended December 31, 1998. The return on average assets and return on average equity for 1998 were both substantially affected by the one-time charge to establish the charitable foundation.

     Interest Income. Interest income was $38.9 million for the year ended December 31, 1999, an increase of $2.4 million from $36.5 million for the year ended December 31, 1998. Interest on mortgage loans, the largest component of interest income, decreased $1.4 million from $32.6 million for the year ended December 31, 1998 to $31.2 million for the year ended December 31, 1999. While the average balance of mortgage loans increased $1.9 million from $409.1 million for the year ended December 31, 1998 to $411.0 million for the year ended December 31, 1999, the average yield on mortgage loans declined 38 basis points from 7.97 % to 7.59% resulting in the decrease in interest on mortgage loans. Interest income on overnight and short-term deposits and investment securities was $6.6 million for the year ended December 31, 1999, an increase of $3.7 million from $2.9 million for the year ended December 31, 1998. The $3.7 million increase in interest income on overnight and short-term deposits and investment securities was primarily due to a $69.0 million increase in the average balance of overnight and short-term deposits and investment securities outstanding from $56.6 million for the year ended December 31, 1998 to $125.6 million for the year ended December 31, 1999. This $69.0 million increase was primarily due to funds raised in the Company's public offering of stock. For the year ended December 31, 1999, the average yield on overnight and short-term deposits and investment securities was 4.74% and 5.58%, respectively. For the year ended December 31, 1998, the average yield on overnight and short-term deposits and investment securities was 4.15% and 5.68%, respectively. Average interest-earning assets were $547.2 million for the year ended December 31, 1999, an increase of $71.2 million, or 15.0%, from $476.0 million for the year ended December 31, 1998. The average yield on interest earning assets decreased 55 basis points to 7.11% for the year ended December 31, 1999, from 7.66% for the year ended December 31, 1998.

     Interest Expense. Interest expense was $17.0 million for the year ended December 31, 1999, a decrease of $2.2 million from $19.2 million for the year ended December 31, 1998. Substantially all of the Bank's interest expense is from interest-bearing deposits, the largest category of the deposits being certificates of deposit. Interest expense on certificates was $14.2 million for the year ended December 31, 1999, a decrease of $1.8 million from $16.0 million for the year ended December 31, 1998. The average balance of certificates of deposit decreased $14.4 million from $288.2 million for the year ended December 31, 1998 to $273.8 million for the year ended December 31, 1999. The average cost of certificates of deposit decreased by 36 basis points from 5.56% for the year ended December 31, 1998 to 5.20% for the year ended December 31, 1999. Market conditions continue to effect the ability of the Company to attract and maintain time deposits and the rates paid on these deposits. Interest expense on savings accounts decreased $404,000, from $2.7 million for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1999. This decrease is attributable to a $4.3 million decrease in the average balance of savings accounts from $82.1 million for the year ended December 31, 1998 to $77.8 million for the year ended December 31, 1999; and, a decrease in the average cost of savings accounts of 34 basis points from 3.26% for the year ended December 31, 1998 to 2.92% for the year ended December 31, 1999. Interest expense on Federal Home Loan Bank advances decreased $20,000 from $495,000 for the year ended December 31, 1998 to $475,000 for the year ended December 31, 1999. This $20,000 decrease resulted from the maturity of a $3.0 million advance from the Federal Home Loan Bank in November 1999. Average interest-bearing liabilities decreased $19.6 million from $381.3 million for the year ended December 31, 1998 to $361.7 million for the year ended December 31, 1999. The average cost of interest-bearing liabilities was 4.71% and 5.04% for the years ended December 31, 1999 and 1998, respectively.

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1999 was $116,000, a decrease of $345,000 from $461,000 for the year ended December 31, 1998. Net charge-offs decreased from $255,000 for the year ended December 31, 1998 to $111,000 for the year ended December 31, 1999. Impaired loans remained fairly constant at $1.4 million at December 31, 1999 and $1.3 million at December 31, 1998, mitigating the need for additional provisions for loan losses.

     Noninterest Income. Total noninterest income increased $1.2 million, or 239.7%, to $1.6 million for the year ended December 31, 1999, compared to $481,000 for the year ended December 31, 1998. Noninterest income consists of loan fees and service charges, deposit account fees and service charges, and net gain from the sale of investments. The increase in noninterest income was due primarily to a $1.2 million increase in net gain from the sale of investments. In the fourth quarter of 1999, assets held in a trust to fund a benefit plan were sold in conjunction with the termination of the benefit plan, resulting in a fourth quarter gain on sale of securities of approximately $1.0 million.

     Noninterest Expense. Total noninterest expense decreased $6.0 million from $14.8 million for the year ended December 31, 1998 to $8.8 million for the year ended December 31, 1999. Noninterest expense for the year ended December 31, 1998 includes a one-time expense of $8.4 million to establish the Fredericksburg Savings Charitable Foundation, which is a tax-exempt organization established by the Bank to serve the Bank's local community area. Excluding this one-time expense in 1998, the Company's noninterest expense was $6.4 million, which is $2.4 million less than the $8.8 million of noninterest expense for 1999. The Company's efficiency ratio was 37.61% for the year ended December 31, 1999 and was 83.89% for the year ended December 31, 1998.

     Compensation and benefits expense increased $1.4 million from $3.6 million for the year ended December 31, 1998 to $5.0 million for the year ended December 31, 1999. The 1999 compensation expense includes $890,000 related to the employee stock ownership plan and stock-based compensation plan compared to $275,000 for 1998. The employee stock ownership plan was established by the Bank in the fourth quarter of 1998, therefore, there is no expense related to this plan in the first three-quarters of 1998. Stockholders approved the stock-based compensation plan on June 25, 1999, therefore, there is no expense related to this plan in 1998. During the fourth quarter of 1999, two of the Bank's benefit plans were terminated and another modified in an effort to better align the Bank's benefits structure with corporate goals. The additional compensation cost incurred in the fourth quarter of 1999 to terminate and modify these plans was $1.2 million, which was partially offset by the approximately $1.0 million gain on sale of securities held by a Rabbi-Trust used to fund one of these plans. Excluding this $1.2 million of compensation expense to terminate and modify these plans, 1999 compensation expense related to these three plans was $345,000 compared to $857,000 in 1998. The early termination and modification of these plans reduced future accruals, and accordingly, the Company's obligation under these plans.

     Advertising expense increased $164,000 from $251,000 for the year ended December 31, 1998 to $415,000 for the year ended December 31, 1999 with the commencement of a new marketing program in 1999.

     Income Taxes. Income tax expense increased $4.5 million from $1.0 million for the year ended December 31, 1998 to $5.5 million for the year ended December 31, 1999. The significantly lower income tax expense in 1998 was primarily the result of an approximately $3.5 million tax benefit related to the charitable contribution to establish the Fredericksburg Savings Charitable Foundation.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by Office of Thrift Supervision regulations. This requirement of the Office of Thrift Supervision, which may be varied at the direction of the Office of Thrift Supervision depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. At December 31, 2000, the Bank's required liquidity ratio was 4.00%. At December 31, 2000, the Bank's liquidity ratio was 14.97%, which is higher than desired at this time due to the infusion of funds from the Company's public offering in December 1998.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000, the Company's cash and cash equivalents and securities available-for-sale totalled $71.4 million, or 13.4% of the Company's total assets.

     The Bank has other sources of liquidity if a need for additional funds arises. At December 31, 2000, the Bank had $5.0 million in advances outstanding from the Federal Home Loan Bank and, at December 31, 2000, had an additional overall borrowing capacity from the Federal Home Loan Bank of $44.6 million.

     At December 31, 2000, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totalling $31.8 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from December 31, 2000, totalled $194.9 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize Federal Home Loan Bank advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     At December 31, 2000, the Bank exceeded all minimum regulatory capital requirements. See Note 11 to the Consolidated Financial Statements.

     The primary investing activities of the Bank are the origination of residential one- to four-family loans, non-residential real estate loans, real estate construction and development loans, and the purchase of United States Treasury and agency securities, mortgage-backed and mortgage-related investment securities and other investment securities. During the years ended December 31, 2000, 1999 and 1998, the Bank's loan originations totalled $125.4 million, $124.2 million and $143.7 million, respectively. No purchases of United States Treasury and agency securities, mortgage-backed and mortgage related investment securities and other investment securities were made in 2000. Purchases totalled $67.2 million and $10.3 million for the years ended December 31, 1999 and 1998, respectively. These activities were funded primarily by principal repayments on loans and mortgage-backed and mortgage related investment securities and other investment securities, and to a minor extent deposit growth.

     The Bank experienced a net increase (decrease) in total deposits of $10.1 million, $2.5 million and ($19.3 million) for the years ended December 31, 2000, 1999 and 1998, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, interest rates offered by the Bank and other factors.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which provide for the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike nonfinancial service companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above-captioned information appears in this report under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed at Item 14 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Board of Directors of the Company.

                                        Year First
                                          Elected       Term to
                             Age (1)     Director (2)    Expire
                            ---------   -------------   --------

DuVal Q. Hicks, Jr........      80          1958          2001
H. Smith McKann...........      86          1955          2001
Peggy J. Newman...........      60          1988          2001
William M. Anderson, Jr...      59          1988          2002
Ronald G. Beck............      65          1988          2002
Ernest N. Donahoe, Jr.....      64          1982          2002
O'Conor G. Ashby..........      53          1992          2003
Samuel C. Harding, Jr.....      59          1987          2003
Charles S. Rowe...........      75          1956          2003


--------------
(1)  As of March 1, 2001.
(2) Includes prior service on the Board of Directors of the Bank. Each member of the Board of Directors also serves as a director of the Bank.

     The present principal occupation and other business experience during the last five years of each director is set forth below:

     DuVal Q. Hicks, Jr. is a retired attorney, formerly with Hicks, Baker and Peterson.

     H. Smith McKann is the President and owner of McK Company, Inc., Fredericksburg, Virginia. Mr. McKann serves as Chairman of the Board of the Company and the Bank.

     Peggy J. Newman serves as Executive Vice President, Secretary and Treasurer of the Company and the Bank. Ms. Newman has served in these positions with the Company since 1998 and with the Bank since 1992.

     Dr. William M. Anderson, Jr. is currently the President of Mary Washington College, Fredericksburg, Virginia, and has served in that position since 1982.

     Ronald G. Beck is the President of Clayborne C. Beck & Sons, Inc., Fredericksburg, Virginia, which sells furniture grade lumber worldwide. Mr. Beck serves as Vice Chairman of the Board of the Company and the Bank.

     Ernest N. Donahoe, Jr. is an engineer and has been a partner with Sullivan, Donahoe & Ingalls, P.C. since 1968.

     O'Conor G. Ashby is a partner in the law firm of Willis & Ashby. He has been a partner with that firm since 1975. Mr. Ashby is currently on the Board of Directors of Medicorp Services, Inc.

     Samuel C. Harding, Jr. serves as President of the Company and the Bank. Mr. Harding has served as President of the Company since 1998 and President of the Bank since 1992.

     Charles S. Rowe is a retired Editor and co-publisher of the Free Lance-Star, Fredericksburg, Virginia and a former director of the Associated Press.

     The executive officers of the Company and the Bank are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Directors' Compensation

     Directors' Fees. All directors of the Bank receive a monthly fee of $2,000 for the two regularly scheduled monthly meetings. Additionally, Messrs. Beck and Donahoe receive $400 per month for Loan Committee meetings. Additionally, Messrs. Anderson, Ashby and Rowe receive $100 for each Audit Committee meeting. Directors do not receive any fees or retainer for serving on the Holding Company's Board of Directors.

Executive Compensation

Summary Compensation Table.

     The following information is furnished for the President and all other executive officers of the Company and the Bank who received salary and bonus of $100,000 or more during the year ended December 31, 2000 ("Named Executive Officers").

                                                                                     Long-Term Compensation
                                                                                ---------------------------------
                                                 Annual Compensation                        Awards
                                             ---------------------------        ---------------------------------
                                                                                                    Securities
                                                                                  Restricted        Underlying           All Other
Name and Principal                                                               Stock Awards       Options/SARs        Compensation
Positions                        Year        Salary($)(1)      Bonus($)            ($)(2)               (#)                ($)(3)
---------------------------     ------       ------------      ---------        ------------      ---------------      -------------

Samuel C. Harding, Jr......      2000        $  233,775        $    --            $       --              --               $173,863
  President (principal           1999           220,025             --             1,746,360         285,120                 88,484
   executive officer)            1998           218,775         25,000                    --              --                 52,338

Peggy J. Newman............      2000        $  228,525        $    --            $       --              --               $172,298
   Executive Vice President,     1999           214,775             --             1,746,360         285,120                 86,572
   Secretary and Treasurer       1998           213,525         25,000                    --              --                 59,404
   (principal financial
   officer)

-------------------
(1) Salary in 2000 includes directors' fees of $24,000 and $24,000 for Mr. Harding and Ms. Newman, respectively.
(2) Includes 114,048 and 114,048 shares of restricted stock granted to Mr. Harding and Ms. Newman, respectively, under the Incentive Plan. The dollar amounts set forth in the table are based on the closing price of $15.3125 on the date of the grant of the shares. The restricted stock awards vest in five equal annual installments commencing on July 1, 2000. When shares become vested and are distributed from the trust in which they are held, the recipients will also receive an amount equal to unaccumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon. Based on the closing price of $17.25 on December 29, 2000, the market values of the shares subject to the restricted stock awards held by Mr. Harding and Ms. Newman were $1,573,856 and $1,573,856, respectively.
(3) All other compensation in 2000 includes matching contributions of $4,497 and $4,497 to the accounts of Mr. Harding and Ms. Newman, respectively, under the Bank's 401(k) Plan. All other compensation in 2000 also includes $57,650 and $57,650, representing the value of the 3,342 and 3,342 shares of common stock allocated, pursuant to the employee stock ownership plan, to the accounts of Mr. Harding and Ms. Newman, respectively, based on the closing price of $17.25 on December 29, 2000. All other compensation in 2000 also includes employer contributions of $111,716 and $110,151 credited under the Bank's supplemental executive retirement plan for Mr. Harding and Ms. Newman, respectively.

     Employment Agreements. The Bank and the Company entered into employment agreements with Mr. Harding and Ms. Newman (individually, the "Executive") effective December 23, 1998. The employment agreements provide for a three-year term for each Executive. The terms of the Bank employment agreements are renewable on an annual basis. The terms of the Company employment agreements will extend on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company or the Executives. The Bank and the Company employment agreements provide that the Executive's base salary will be reviewed annually. The base salaries currently effective for such employment agreements for Mr. Harding and Ms. Newman are $209,775 and $204,525, respectively. In addition to the base salary, the employment agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing certain fringe benefits available to similarly situated executive personnel. The employment agreements provide for termination by the Bank or the Company for cause (as described in the agreements) at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company after specified circumstances that would constitute constructive termination; the Executive or, in the event of death, the Executive's beneficiary, would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to the Executive during the remaining term of the employment agreements. In addition, the Executive would receive a payment attributable to the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank or the Company during the remaining term of the employment agreements, together with the value of certain stock-based incentives previously awarded to the Executive. The Bank and the Company would also continue to pay for the Executive's life and disability coverage for the remaining term of the employment agreement. The employment agreements restrict each Executive's right to compete against the Bank or the Company for a period of one year from the date of termination of the agreement if his or her employment is terminated without cause, except if termination follows a change in control.

     Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, the Executive's beneficiary would be entitled to a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of certain stock-based incentives previously awarded to the Executive; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months. Notwithstanding that both employment agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement.

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

     Supplemental Executive Retirement Plan. The Bank has implemented a non-qualified deferred compensation arrangement known as a supplemental executive retirement plan. The supplemental executive retirement plan will generally provide benefits to eligible individuals (designated by the Board of Directors of the Bank or its affiliates) that cannot be provided under the 401(k) Plan and/or employee stock ownership plan as a result of the limitations imposed by the Internal Revenue Code ("Code"), but that would have been provided under the 401(k) Plan and/or employee stock ownership plan but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Code, the supplemental executive retirement plan will also make up lost employee stock ownership plan benefits to designated individuals in connection with a change in control prior to the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon a change in control of the Bank or the Company prior to complete repayment of the employee stock ownership plan loan, this provision of the supplemental executive retirement plan provides the covered individual with a benefit equal to what the individual would have received under the employee stock ownership plan and the supplemental executive retirement plan had he remained employed throughout the scheduled term of the employee stock ownership plan loan less the benefits actually provided under the employee stock ownership plan on behalf of such individual. An individual's benefits under the supplemental executive retirement plan will generally become payable upon the participant's retirement (in accordance with the standard retirement policies of the Bank), upon the change in control of the Bank or the Company or as determined under the applicable tax-qualified retirement plans sponsored by the Bank.

Incentive Plan

     The Company's stockholders adopted the Incentive Plan on June 25, 1999 and adopted the amended and restated Incentive Plan on April 7, 2000. The Incentive Plan provides discretionary awards of options to purchase common stock and awards of restricted common stock to officers, directors and employees as determined by a committee of the Board of Directors.

     The following table provides certain information with respect to the number of shares of common stock represented by outstanding options held by the Named Executive Officers as of December 31, 2000. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year end price of the common stock.


                          Fiscal Year-End Option Value

                             Number of Securities
                            Underlying Unexercised                   Value of Unexercised
                              Options at Fiscal                      In-the-Money Options
                                 Year-End(#)                        at Fiscal Year-End($)(1)
                        --------------------------------       ---------------------------------
Name                    Exercisable        Unexercisable       Exercisable         Unexercisable
----                    -----------        -------------       -----------        --------------
Samuel C. Harding, Jr.       57,024           228,096            $110,484            $441,936
Peggy J. Newman.......       57,024           228,096             110,484             441,936

---------------------
(1) Value of unexercised in-the-money options equals the market value of shares covered by in-the-money options at December 31, 2001 ($17.25) minus the exercise price ($15.3125). Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

Compensation Committee Interlocks and Insider Participation

     No executive officer of the Company or the Bank serves as a member of the compensation committee of another entity, one of whose executive officers serves on the Compensation Committee of the Company or the Bank. No executive officer of the Company or the Bank serves as a director of another entity, one of whose executive officers serves on the Compensation Committee of the Company or the Bank. No executive officer of the Company or the Bank serves as a member of the compensation committee of another entity, one of whose executive officers serves as a director of the Company or the Bank.

     The Compensation Committee of the Board of Directors of the Company and the Bank consist of Messrs. Beck, Donahoe and Hicks.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

Stock Ownership

     The following table provides information as of March 1, 2001 with respect to persons believed by the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.


                           Name and Address of                 Number
 Title of Class              Beneficial Owner                 of Shares      Percent of Class
------------------    ---------------------------          ---------------    ----------------
Common Stock              Fredericksburg Savings Bank          911,479(1)           9.8%
                          Employee Stock Ownership Plan
                          and Trust
                          400 George Street
                          Fredericksburg, Virginia 22404

Common Stock              Fredericksburg Savings               809,800(2)           8.72%
                          Charitable
                          Foundation (the "Foundation")
                          400 George Street
                          Fredericksburg, Virginia  22404

----------------------
(1) Under the terms of the employee stock ownership plan, the employee stock ownership plan Trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received voting instructions from participants. As of March 1, 2001, 101,738 shares have been allocated to participants' accounts and 809,741 shares remain unallocated. The trustee of the employee stock ownership plan is First Bankers Trust Company.
(2) The Foundation was established and funded in connection with the Bank's conversion to stock form on December 23, 1998. Pursuant to the terms of the contribution of common stock, as mandated by the Office of Thrift Supervision, all shares of common stock held by the Foundation must be voted in the same ratio as all other shares of Company common stock on all proposals considered by stockholders of the Company.

     The following table provides information about the shares of Company common stock that may be considered to be owned by each director or nominee for director of the Company, by the executive officers named in the Summary Compensation Table and by all directors and executive officers of the Company as a group as of March 1, 2001. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.


                                                                      Number of Shares
                                                Number of                That May Be
                                                 Shares                Acquired Within           Percent of
                                                  Owned                   60 Days By             Common Stock
              Name                        (excluding options)(1)       Exercising Options       Outstanding (2)
-------------------------------------   -------------------------   ---------------------     ----------------
William M. Anderson, Jr..............             19,651                    9,776                   0.32 %
O'Conor G. Ashby.....................             29,627                    9,776                   0.42
Ronald G. Beck.......................             51,506                    9,776                   0.66
Ernest N. Donahoe, Jr................             30,253                    9,776                   0.43
Samuel C. Harding, Jr................            153,048(3)                57,024                   2.25
DuVal Q. Hicks, Jr...................             49,551                    9,776                   0.64
H. Smith McKann......................             49,551                    9,776                   0.64
Peggy J. Newman......................            153,556                   57,024                   2.25
Charles S. Rowe......................             51,431                    9,776                   0.66.

All Executive Officers and
   Directors as a Group (9 persons)..            588,174                  182,480                   8.14 %

-----------------
* Less than 1% of shares outstanding
(1)  Includes 15,640, 15,640, 15,640, 15,640, 91,238, 15,640, 15,640, 91,238
     and 15,640 unvested shares of restricted stock held by Dr. Anderson, Messrs. Ashby, Beck, Donahoe, Harding, Hicks and McKann, Ms. Newman and Mr. Rowe, respectively, under the Incentive Plan which will vest in equal annual installments until July 1, 2004.
(2) Based on 9,289,280 shares of Company common stock outstanding as of March 1, 2001, plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising stock options.
(3) Includes 8,542 shares owned by Mr. Harding's spouse, 800 shares owned by Mr. Harding's daughter and 1,538 owned by Mr. Harding's spouse's individual retirement account.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

     Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

     The Bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2000, the Company and the Bank had $495,878 of loans to executive officers or directors. All of the Bank's loans to executive officers and directors were made by the Bank in the ordinary course of business with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features. Loans made to a Director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

Other Transactions With Affiliates

     The Bank utilizes the services of the law firm of Willis & Ashby, of which Mr. Ashby, a director of the Bank and the Company, is a member, for a variety of legal work relating to the ordinary course of the Bank's business. For the year ended December 31, 2000, the fees paid by the Bank to Willis & Ashby did not exceed five percent of the law firm's gross revenues.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) (1)  The following are filed as a part of this report.

          .   Independent Auditors' Report:
                2000 and 1999 - KPMG LLP
                1998 - Cherry, Bekaert & Holland, LLP

          .   Consolidated Balance Sheets as of December 31, 2000 and 1999

          . Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

          . Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

          . Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

          . Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

          .   Notes to Consolidated Financial Statements

     (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          2.1 Agreement and Plan of Reogranization between Virginia Capital Bancshares, Inc. and BB&T Corporation(1)
          3.1 Amended and Restated Articles of Incorporation of Virginia Capital Bancshares, Inc.(2)
          3.2    Amended and Restated Bylaws of Virginia Capital Bancshares,
                 Inc.(2)
          4.1    Draft Stock Certificate of Virginia Capital Bancshares, Inc.(3)
          10.1 Fredericksburg Savings Bank Employee Stock Ownership Trust Agreement(4)
          10.2   ESOP Loan Commitment Letter and ESOP Loan Documents(4)
          10.3 Employment Agreement between Fredericksburg Savings Bank and Samuel C. Harding, Jr.(4)
          10.4 Employment Agreement between Fredericksburg Savings Bank and Peggy J. Newman(4)
          10.5 Employment Agreement between Virginia Capital Bancshares, Inc. and Samuel C. Harding, Jr.(4)
          10.6 Employment Agreement between Virginia Capital Bancshares, Inc. and Peggy J. Newman(4)
          10.7   Fredericksburg Savings Bank Employee Severance Compensation
                 Plan(4)
          10.8 Fredericksburg Savings Bank Supplemental Executive Retirement Plan(4)
          10.9 Virginia Capital Bancshares, Inc. 1999 Stock-Based Incentive Plan, as amended and restated(5)
          10.10 Stock Option Agreement between Virginia Capital Bancshares, Inc. and BB&T Corporation(1)
          11.0   Computation of earnings per share
          21.0 Subsidiary information is incorporated herein by reference to "Item I. Business - General."
          23.1   Consent of KPMG LLP
          23.2   Consent of Cherry, Bekaert & Holland LLP
_______________
(1) Incorporated herein by reference into this document from the Form 8-K filed January 26, 2001.
(2) Incorporated herein by reference into this document from the Form 10-Q filed on November 15, 1999.
(3) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on September 11, 1998, Registration No. 33-63309.
(4) Incorporated herein by reference into this document from the Form 10-K filed on March 31, 1999.
(5) Incorporated herein by reference into this document from the Proxy Statement dated March 3, 2000.

(b)  Reports on Form 8-K

     On January 26, 2001, the Company filed a Form 8-K reporting that the Company and BB&T Corporation ("BB&T") entered into an Agreement and Plan of Reorganization ("Agreement"), dated January 23, 2001, pursuant to which the Company will merge with and into BB&T. The Agreement was filed as Exhibit
     2.1 to the Form 8-K. In connection with the Agreement, the Company granted to BB&T a stock option pursuant to a Stock Option Agreement. A copy of the Stock Option Agreement was filed as Exhibit 10.1 to the Form 8-K.

                       VIRGINIA CAPITAL BANCSHARES, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

                  (With Independent Auditors' Reports Thereon)



                         Independent Auditors' Report


The Board of Directors
Virginia Capital Bancshares, Inc.
Fredericksburg, Virginia


We have audited the accompanying consolidated balance sheets of Virginia Capital Bancshares, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virginia Capital Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                         /s/ KPMG LLP

January 19, 2001


[LETTERHEAD OF CHERRY BEKAERT & HOLLAND]

                        Report of Independent Auditors

The Board of Directors
Virginia Capital Bancshares, Inc.
Fredericksburg, Virginia

We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity, and cash flows of Virginia Capital Bancshares, Inc., and Subsidiary for the one-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Virginia Capital Bancshares, Inc., and Subsidiary for the one-year period ended December 31, 1998, in conformity with generally accepted accounting princples.

                                        /s/ Cherry, Bekaert & Holland, L.L.P.

Richmond, Virginia
January 21, 1999

                VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets

                          December 31, 2000 and 1999

                       (In Thousands Except Share Data)

                         Assets                                         2000            1999
                                                                      ---------      ----------
Cash and cash equivalents (includes interest-bearing deposits
  of $8,842 in 2000; $16,625 in 1999)                                 $  10,247          18,555
Investment securities (note 3):
  Held-to-maturity (fair value $575 in 2000; $705 in 1999)                  565             693
  Available-for-sale (cost $61,910 in 2000; $84,116 in 1999)             61,131          81,884
Federal Home Loan Bank stock, restricted, at cost                         3,685           3,613
Loans receivable, net (notes 4 and 8)                                   444,800         422,079
Property and equipment, net (note 6)                                      3,229           3,580
Accrued interest receivable                                               3,429           3,418
Real estate acquired through foreclosure, net (note 5)                      627             416
Other assets                                                                401           2,019
Deferred tax asset (note 14)                                              4,561           5,382
                                                                      ---------       ---------
                                                                      $ 532,675         541,639
                                                                      =========       =========

          Liabilities and Stockholders' Equity

Liabilities:
  Deposits (note 7)                                                   $ 367,345         357,289
  Official bank checks                                                    2,080           3,291
  Advances from Federal Home Loan Bank (note 8)                           5,000           5,000
  Advances from borrowers for taxes and insurance                           945           1,041
  Accrued expenses and other liabilities (note 9)                         1,811           1,924
                                                                      ---------       ---------
     Total liabilities                                                  377,181         368,545
                                                                      ---------       ---------

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized, none issued                  --              --
  Common stock, $.01 par value, 75,000,000 shares authorized, issued and outstanding 9,289,280 in 2000 and 10,834,560
   in 1999                                                                   93             108
  Additional paid-in capital                                             80,045         103,226
  Common stock held by stock benefit plans (notes 9 and 10)             (13,488)        (15,062)
  Retained earnings, substantially restricted                            89,327          86,206
  Accumulated other comprehensive loss                                     (483)         (1,384)
                                                                      ---------       ---------
     Total stockholders' equity                                         155,494         173,094

Commitments and contingencies (note 12)
                                                                      ---------       ---------
     Total liabilities and stockholders' equity                       $ 532,675         541,639
                                                                      =========       =========

See accompanying notes to consolidated financial statements.

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended December 31, 2000, 1999 and 1998

                 (Dollars in Thousands Except Per Share Data)

                                                          2000                1999                1998
                                                      ------------        ------------        ------------
Interest income:
  Interest and fees on loans                          $     34,398              32,110              33,430
  Interest on investment securities                          4,959               6,784               3,047
                                                      ------------        ------------        ------------
     Total interest income                                  39,357              38,894              36,477
                                                      ------------        ------------        ------------

Interest expense:
  Deposits (note 7)                                         18,060              16,542              18,717
  Advances and other borrowings                                532                 475                 495
                                                      ------------        ------------        ------------
     Total interest expense                                 18,592              17,017              19,212
                                                      ------------        ------------        ------------
     Net interest income before provision
       for loan losses                                      20,765              21,877              17,265

Provision for loan losses (note 4)                              70                 116                 461
                                                      ------------        ------------        ------------
     Net interest income after provision
       for loan losses                                      20,695              21,761              16,804
                                                      ------------        ------------        ------------

Noninterest income:
  Fees and service charges                                     339                 298                 290
  Securities gains (losses), net (note 3)                      (54)              1,290                 123
  Other                                                         28                  47                  68
                                                      ------------        ------------        ------------
     Total noninterest income                                  313               1,635                 481
                                                      ------------        ------------        ------------

Noninterest expense:
  Compensation and benefits                                  4,288               5,029               3,552
  Occupancy and equipment                                      805                 828                 740
  Advertising                                                  380                 415                 251
  Charitable contributions (note 2)                             --                  --               8,591
  Other                                                      2,782               2,571               1,752
                                                      ------------        ------------        ------------
     Total noninterest expense                               8,255               8,843              14,886
                                                      ------------        ------------        ------------
     Income before income taxes                             12,753              14,553               2,399

Income tax expense (note 14)                                 4,775               5,513               1,003
                                                      ------------        ------------        ------------
     Net income                                       $      7,978               9,040               1,396
                                                      ============        ============        ============

Earnings per share - basic                            $       0.91                0.88                  --
Earnings per share - diluted                                  0.91                0.88                  --
                                                      ============        ============        ============

See accompanying notes to consolidated financial statements.

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998

                            (Dollars in Thousands)

                                                                    2000           1999           1998
                                                                 ----------     ----------     ----------
Net income                                                       $    7,978          9,040          1,396

Other comprehensive income (loss):
  Holding gains (losses) on securities available-
  for-sale arising during the year, net of tax of
  $531, $613, and $195, for 2000, 1999, and
  1998, respectively                                                    867         (1,001)           316
  Less reclassification adjustment for net gains (losses)
    included in net income, net of tax of $20,
    $490 and $47, for 2000, 1999, and 1998,
    respectively                                                        (34)           800             76
                                                                 ----------     ----------     ----------
      Total other comprehensive income (loss)                           901         (1,801)           240
                                                                 ----------     ----------     ----------
      Comprehensive income                                       $    8,879          7,239          1,636
                                                                 ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

          Consolidated Statements of Changes in Stockholders' Equity

                 Years ended December 31, 2000, 1999, and 1998

                   (Dollars in Thousands Except Share Data)

                                                                              Common       Retained      Accumulated
                                                             Additional       stock        earnings         other         Total
                                      Preferred    Common     paid-in        held by     substantially  comprehensive  stockholders'
                                        stock      stock      capital     benefit plans   restricted    income (loss)     equity
                                      ---------   --------   ----------   -------------  -------------  -------------  ------------
Balance, December 31, 1997            $      --         --           --              --         79,896            177        80,073

Net income                                   --         --           --              --          1,396             --         1,396
Issuance of 10,560,000 shares
 in the initial public
 offering at $10.00 per share                --        106      103,863              --             --             --       103,969
Issuance of 844,800 shares
 to charitable foundation                    --          8        8,440              --             --             --         8,448
Loan to ESOP for purchase of
 common stock                                --         --           --          (9,124)            --             --        (9,124)
ESOP shares committed to be
 released                                    --         --           --             204             --             --           204
Other comprehensive income                   --         --           --              --             --            240           240
                                      ---------   --------   ----------      ----------     ----------     ----------    ----------
Balance, December 31, 1998                   --        114      112,303          (8,920)        81,292            417       185,206

Net income                                   --         --           --              --          9,040             --         9,040
Cash dividends declared ($.40
 per share)                                  --         --           --              --         (4,126)            --        (4,126)
Stock repurchases                            --         (6)      (8,923)             --             --             --        (8,929)
Shares acquired for restricted
 stock awards, net                           --         --         (329)         (7,067)            --             --        (7,396)
Amortization of restricted stock
 awards                                      --         --           --             559             --             --           559
ESOP shares committed to be
 released                                    --         --          175             366             --             --           541
Other comprehensive loss                     --         --           --              --             --         (1,801)       (1,801)
                                      ---------   --------   ----------      ----------     ----------     ----------    ----------
Balance, December 31, 1999                   --        108      103,226         (15,062)        86,206         (1,384)      173,094

Net income                                   --         --           --              --          7,978             --         7,978
Cash dividends declared ($.54
 per share)                                  --         --           --              --         (4,857)            --        (4,857)
Stock repurchases                            --        (15)     (23,431)             --             --             --       (23,446)
Amortization of restricted stock
 awards                                      --         --           --           1,118             --             --         1,118
ESOP shares committed to be
 released                                    --         --          250             456             --             --           706
Other comprehensive income                   --         --           --              --             --            901           901
                                      ---------   --------   ----------      ----------     ----------     ----------    ----------
Balance, December 31, 2000            $      --         93       80,045         (13,488)        89,327           (483)      155,494
                                      =========   ========   ==========      ==========     ==========     ==========    ==========

See accompanying notes to consolidated financial statements.

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999, and 1998

                            (Dollars in Thousands)

                                                                         2000          1999         1998
                                                                      ----------     ---------     --------
Cash flows from operating activities:
    Net income                                                         $   7,978        9,040        1,396
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                        431          440          370
         Provision for loan losses                                            70          116          461
         Realized (gains) losses on investment securities                     54       (1,290)        (123)
         ESOP shares committed to be released                                706          541           --
         Amortization of restricted stock awards                           1,118          559           --
         Charitable contribution funded with Company stock                    --           --        8,448
         Provision for loss on real estate owned                               4           --           21
         Premium/discount on investment securities                           371          149          (80)
         Deferred loan fees and costs, net                                    98          123          332
         Deferred income taxes                                               269        2,138       (3,177)
         Increase in accrued interest receivable                             (11)        (830)         (13)
         (Increase) decrease in other assets                                 369       (2,767)        (430)
         Increase (decrease) in advances from borrowers for
           taxes and insurance                                               (96)          (7)         112
         Increase (decrease) in other liabilities                           (113)      (4,646)       1,138
                                                                       ---------      -------      -------
               Net cash provided by operating activities                  11,248        3,566        8,455
                                                                       ---------      -------      -------
Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale                   12,885        5,637          692
    Proceeds from redemption of securities available-for-sale              9,000        8,250       10,823
    Purchase of FHLB stock                                                   (72)         (74)         (91)
    Purchases of securities available-for-sale                                --      (67,160)     (10,322)
    Principal payments on mortgage-backed securities
      held-to-maturity                                                       175          378          346
    Loan originations and principal payments, net                        (22,889)     (10,527)      (1,462)
    Purchases of property and equipment                                      (80)        (570)        (459)
    Proceeds from sale of real estate acquired through
      foreclosure                                                            883        2,044        2,751
                                                                       ---------      -------      -------
               Net cash provided by (used in) investing activities           (98)     (62,022)       2,278
                                                                       ---------      -------      -------

Cash flows from financing activities:
    Net increase (decrease) in savings accounts                            1,611        7,189       (8,089)
    Net increase (decrease) in certificates of deposit                     8,445       (4,688)     (11,235)
    Net increase (decrease) in official bank checks                       (1,211)     (17,773)      18,062
    Net decrease in advances from Federal Home Loan Bank                      --       (3,000)          --
    Cash dividends paid                                                   (4,857)      (4,126)          --
    Shares acquired for stock benefit plans                                   --       (7,396)          --
    Stock repurchases                                                    (23,446)      (8,929)          --
    Proceeds from issuance of common stock, net of
      ESOP loan (note 2)                                                      --           --       94,976
                                                                       ---------      -------      -------
               Net cash provided by (used in) financing activities       (19,458)     (38,723)      93,714
                                                                       ---------      -------      -------
               Net increase (decrease) in cash and cash equivalents       (8,308)     (97,179)     104,447

Cash and cash equivalents at beginning of year                            18,555      115,734       11,287
                                                                       ---------      -------      -------
Cash and cash equivalents at end of year                               $  10,247       18,555      115,734
                                                                       =========      =======      =======

See accompanying notes to consolidated financial statements.

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


(1)  Summary of Significant Accounting Policies

     Virginia Capital Bancshares, Inc. (the Company) and its wholly-owned subsidiary Fredericksburg Savings Bank (subsequently converted to Fredericksburg State Bank on January 19, 2001; see note 11) (the Bank), are located in Fredericksburg, Virginia. The Bank is a Virginia state commercial bank engaged in the business of accepting deposits from customers and investing those funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, it invests in multi-family, construction and development, commercial real estate and consumer loans. The Company and the Bank are subject to the regulations of Federal banking agencies and are periodically examined by them. Most loans and loan commitments have been granted to customers in Fredericksburg, Virginia and surrounding counties and many loan customers are also depositors. Services are provided to customers from four locations.

     The accounting and reporting policies of the Company follow generally accepted accounting principles and conform to the general practices within the financial services industry. Significant principles used in preparing the financial statements are described below.

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

          The Company considers cash on hand, cash due from banks, which are maintained in financial institutions, and interest-earning deposits, which are maintained with the Federal Home Loan Bank, as cash and cash equivalents. Amounts due from banks and interest-earning deposits may exceed insured amounts.


                                                                   (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


     (d)  Investment Securities

          The Company classifies investment securities as held-to-maturity or available-for-sale.

          Securities held-to-maturity are purchased with the intent and ability to hold to maturity or call date and are reported at amortized cost. The amortization of premium and accretion of discount are recognized as adjustments to interest income. Securities available-for-sale are those identified as available to meet liquidity needs, assist in portfolio restructuring, or manage interest rate risk. They are reported at fair value, with unrealized gains and losses, net of related income tax effects, reported in other comprehensive income. Gains or losses on the disposition of securities are computed on the specific identification method.

     (e)  Loans Receivable and Allowance for Losses

          Loans receivable are stated at the amount of unpaid principal, net of participation interests of others, less the allowance for loan losses, undisbursed loans in process, and net deferred loan origination fees and costs. The allowance for loan losses is established through a provision for losses charged to expense. Loans are charged to the allowance for loan losses when management of the Company believes the collectibility of the principal is unlikely. Management's periodic determination of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the ability of borrowers to repay, the estimated value of underlying collateral, and current economic conditions.

          Fees charged on the origination of real estate loans and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield over the contractual life of the loan.

          Loans are deemed to be "impaired" if upon management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of home equity and consumer loans.

          The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable, and the fair value of the collateral is less than the recorded investment of the impaired loan.

                                                                  (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


          Uncollected interest receivable on loans is accrued to income as earned. Nonaccrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more, or earlier if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the terms of the loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower demonstrates the ability to service the debt in which case the loan is returned to accrual status.

     (f)  Real Estate Acquired Through Foreclosure

          Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value less estimated selling costs at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

          Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated costs to sell.

     (g)  Property and Equipment

          The various classes of property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets (from 5 to 39 years) primarily by the straight-line method. The costs of major improvements are capitalized, while the costs of maintenance and repairs, which do not improve or extend the life of the respective properties, are expensed currently. The cost and accumulated depreciation on property are eliminated from the accounts upon disposal, and any resulting gain or loss is included in the determination of net income.

     (h)  Income Taxes

          The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     (i)  Reclassification of Financial Statement Presentation

          Certain prior year amounts have been reclassified to conform to the current year presentation.


                                                                 (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



     (j)  Retirement and Benefit Plans

          The Company sponsors a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified plan designed to provide supplemental retirement benefits to certain key employees, whose benefits under the Company's other qualified retirement plans are limited by Federal tax laws.

          The Company has an Employee Stock Ownership Plan (ESOP), covering eligible employees with one year of service as defined by the ESOP. The Company records compensation expense in an amount equal to the fair value of shares committed to be released from the ESOP to employees.

     (k)  Comprehensive Income

          The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenue, expenses, gains and losses). Components of comprehensive income are net earnings and all other non-owner changes in equity. The Company's accumulated other comprehensive income (loss) included in stockholders' equity is comprised exclusively of net unrealized gains and losses on securities available for sale, net of related tax effects. The Company discloses comprehensive income in a separate statement of comprehensive income.

     (l)  Disclosure about Segments

          Based on the "management approach" model described in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 has no impact on its consolidated financial statements.

     (m)  Earnings per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 2000 and 1999. Earnings per share data for the year ended December 31, 1998 have not been presented as such data would not be meaningful given the short period during which common stock of the Company was outstanding (see note 2).


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


                                                                                 Year ended December 31,
                                                                             --------------------------------
                                                                                  2000              1999
                                                                             --------------    --------------
          Basic EPS

          Net income                                                         $        7,978             9,040
          Dividends on unvested restricted stock awards                                (181)              (73)
                                                                             --------------    --------------
                 Net income - basic                                          $        7,797             8,967
                                                                             ==============    ==============

          Weighted average shares outstanding                                     9,824,175        11,241,089
          Less -  Unallocated/unearned shares held by stock benefit
             plans                                                               (1,253,769)       (1,074,932)
                                                                             --------------    --------------
                 Weighted average shares outstanding - basic                      8,570,406        10,166,157
                                                                             ==============    ==============


                                                                                 Year ended December 31,
                                                                             --------------------------------
                                                                                  2000              1999
                                                                             --------------    --------------
          Diluted EPS

          Net income                                                         $        7,978             9,040
          Dividends on unvested restricted stock awards, net                           (169)              (69)
                                                                             --------------    --------------
                 Net income - diluted                                        $        7,809             8,971
                                                                             ==============    ==============

          Basic weighted average shares outstanding                               8,570,406        10,166,157
          Add effect of dilutive instruments:
            Restricted stock awards                                                  22,190            20,035
            Stock options                                                            20,385             7,313
                                                                             --------------    --------------
                 Weighted average shares outstanding - diluted                    8,612,981        10,193,505
                                                                             ==============    ==============

                                                                   (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


(2)  Conversion to Stock Form of Ownership

     On July 14, 1998, the Board of Directors of the Fredericksburg Savings and Loan Association (the Association) adopted a plan of Conversion (the Plan). Pursuant to the Plan, on December 23, 1998, the Association converted from a federally chartered mutual savings and loan association to a federally chartered capital stock savings bank, Fredericksburg Savings Bank and became the wholly-owned subsidiary of Virginia Capital Bancshares, Inc., a Virginia corporation. The Company was incorporated on September 4, 1998, to serve as the Bank's holding company, and prior to December 23, 1998, had no operations and insignificant assets and liabilities. In addition, pursuant to the Plan of Conversion, the Company sold 10,560,000 shares of its $.01 par value common stock to the Bank's eligible customers for $10.00 per share (the Offering). Gross proceeds of the Offering totaled $105,600, and expenses associated with the Conversion totaled approximately $1,700. The ESOP established by the Bank and formed in connection with the Conversion, purchased 912,384 shares of the Common Stock issued in the Conversion utilizing proceeds of a loan from the Company for $9,124.

     Pursuant to the Plan, the Company established the Fredericksburg Savings Charitable Foundation (the "Foundation") in connection with the Conversion. The Plan provided that the Bank and the Company would create the Foundation and donate an amount of the Company's common stock equal to 8% of the common stock sold in the Conversion. The Foundation is dedicated to charitable purposes within the communities in which the Bank operates. As a result of the Conversion, the Company donated 844,800 shares of common stock valued at $8,448 to the Foundation.

     The Internal Revenue Service has determined that the Foundation is a private foundation exempt from Federal income tax. The contribution of common stock to the Foundation by the Company is tax deductible under Federal regulations, and is subject to a limitation based on ten percent of the Company's taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the Company recognized an expense of $8,448, the full amount of the contribution.

     At the time of Conversion, the Bank established a memo liquidation account in an amount equal to $83,500, its equity as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance of the liquidation account has not materially changed since December 31, 1998.


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


     Subsequent to the conversion, the Bank may not declare or pay dividends on or repurchase any of its shares of common stock if the effect thereof would cause the Bank's stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. The Company, unlike the Bank, is not subject to the same restrictions regarding the declaration or payment of dividends to its stockholders, although the source of the Company's dividends may depend upon the Bank's ability to pay dividends.


(3)  Investment Securities

     The amortized cost and estimated fair values of investment securities are as follows as of December 31, 2000 and 1999:



                                              Gross        Gross
                                Amortized   unrealized   unrealized  Estimated
Securities held-to-maturity       cost         gains       losses    fair value
---------------------------     ---------   ----------   ----------  ----------

December 31, 2000
Mortgage Backed Securities:
  FNMA pass-through securities  $     419           --           --         419
  GNMA certificate                    146           10           --         156
                                ---------   ----------   ----------  ----------
                                $     565           10           --         575
                                =========   ==========   ==========  ==========


December 31, 1999
Mortgage Backed Securities:
  FNMA pass-through securities  $     535           --           --         535
  GNMA certificate                    158           12           --         170
                                ---------   ----------   ----------  ----------
                                $     693           12           --         705
                                =========   ==========   ==========  ==========



                                                                  (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)





                                                          Gross          Gross
                                         Amortized      unrealized     unrealized    Estimated
Securities available-for-sale              cost            gains         losses      fair value
-----------------------------            ---------      ----------     ----------    ----------
December 31, 2000
U.S. Treasury and agency obligations     $  22,645           --             119        22,526
Corporate securities                        31,906            4             187        31,723
State and local municipal bonds              3,380           --               3         3,377
Mutual fund                                  1,479           --              49         1,430
Dual Index Consolidated Bonds                2,500           --             425         2,075
                                         ---------   ----------      ----------    ----------
                                         $  61,910            4             783        61,131
                                         =========   ==========      ==========    ==========

December 31, 1999
U.S. Treasury and agency obligations     $  39,457            5             698        38,764
Corporate securities                        35,250            1             956        34,295
State and local municipal bonds              5,521            2              61         5,462
Mutual fund                                  1,388           --              32         1,356
Dual Index Consolidated Bonds                2,500           --             493         2,007
                                         ---------   ----------      ----------    ----------
                                         $  84,116            8           2,240        81,884
                                         =========   ==========      ==========    ==========


     The mutual fund investment is in funds that invest primarily in obligations of the U.S. Government or its agencies.

     Dual Indexed Consolidated Bonds (DICBs) are issued by the Federal Home Loan Bank (FHLB). DICBs' coupon rates are determined by the difference between the designated Constant Maturity Treasury (CMT) and the designated London Interbank Offered Rate (LIBOR). Interest rates on DICBs are subject to reset annually at specified dates. This reset may result in an interest rate less than those payable on conventional fixed rate debt securities issued at the same time. Management utilizes a third-party investment advisory company to estimate the market value of the DICBs by comparison to bid and asked prices of similar instruments. As these market values are based on similar instruments, and are estimates, the actual value the Company would receive in a sale transaction is dependent upon the market for these instruments at the time of disposition. The Company's exposure to credit risk, on these instruments, is limited to the amount paid for each DICB, if the FHLB fails to perform.

     During 2000, 1999, and 1998, realized gains and losses resulted from the sale and redemption of securities available-for-sale. In 2000, gross gains were $3 and gross losses were $57. During 1999, gross gains were $1,497 and gross losses were $207. During 1998, gross gains were $123 and there were no gross losses.

                                                                   (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



     The amortized cost and estimated fair value of investment securities at December 31, 2000 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Therefore, mortgage backed securities held-to-maturity are not included in the following maturity summary.


                                                Amortized      Estimated
     Securities available-for-sale                cost         fair value
     -----------------------------              ----------     ----------


     Due in one year or less                    $ 17,970         17,934
     Due after one year through five years        42,461         41,767
     Mutual fund                                   1,479          1,430
                                                --------       --------
                                                $ 61,910         61,131
                                                ========       ========


                                                                 (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



(4)  Loans Receivable

     Loans receivable consist of the following:


                                                            December 31,
                                                       ---------------------
                                                         2000        1999
                                                       --------     --------
     Real estate mortgage loans:
       One to four family                              $ 378,574    370,249
       Multi-family                                        2,552      2,681
       Non-residential real estate                        37,546     33,564
       Land and land development                           3,319      1,379
                                                       ---------    -------
              Total real estate mortgage loans           421,991    407,873
                                                       ---------    -------

     Real estate construction and development loans       34,184     22,960
     Less undisbursed loan funds                          15,010      9,875
                                                       ---------    -------
              Net real estate construction loans          19,174     13,085
                                                       ---------    -------
     Consumer and other installment loans                 13,171     10,577
                                                       ---------    -------
              Total loans                                454,336    431,535

     Less:
       Deferred loan fees                                  3,865      3,767
       Allowance for loan losses                           5,671      5,689
                                                       ---------    -------

              Net loans receivable                     $ 444,800    422,079
                                                       =========    =======


     Activity in the allowance for loan losses is summarized as follows:


                                                 Year ended December 31,
                                               ---------------------------
                                                 2000      1999      1998
                                                ------    ------    ------
     Balance, beginning of year                 $ 5,689     5,684    5,478
     Provision for loan losses                       70       116      461
     Loans charged off                             (113)     (142)    (260)
     Recoveries                                      25        31        5
                                                -------   -------  -------
     Balance, end of year                       $ 5,671     5,689    5,684
                                                =======   =======  =======


     Nonaccrual loans were $1,173, $2,463, and $2,755 at December 31, 2000, 1999, and 1998, respectively. The amount of additional interest income that would have been recorded had these loans not been placed on nonaccrual status was $58 in 2000, $96 in 1999 and $100 in 1998.

                                                                   (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


     At December 31, 2000, the recorded investment in impaired loans was $385, and the related allowance for loan losses for impaired losses was $153. At December 31, 1999, the recorded investment in impaired loans was $1,437, and the related allowance for loan losses for impaired loans was $343. The average investment in impaired loans during 2000, 1999, and 1998 was $1,165, $1,419, and $771, respectively. During 2000, 1999, and 1998, interest income for impaired loans was not material.

     Loans having carrying values of $1,198, $1,249, and $727 were transferred to real estate acquired through foreclosure in 2000, 1999, and 1998, respectively.

     Included in loans receivable are restructured loans of $1,185 and $1,422 at December 31, 2000 and 1999, respectively. There are no commitments to lend additional funds to debtors whose loans have been restructured.


(5)  Real Estate Acquired Through Foreclosure

     Real estate acquired through foreclosure consists of the following:


                                                            December 31,
                                                       --------------------
                                                         2000        1999
                                                       --------     -------

       Foreclosed real estate - one to four family     $  638         423
       Less allowance for losses                           11           7
                                                       ------      ------
                                                       $  627         416
                                                       ======      ======


     Activity in the allowance for real estate acquired through foreclosure is summarized as follows:


                                                  Year ended December 31,
                                                --------------------------
                                                  2000     1999      1998
                                                -------   ------    ------
     Balance, beginning of year                 $    7      20        126
     Provision for losses                            4      --         21
     Charge-offs                                    --     (13)      (127)
                                                ------   -----     ------
     Balance, end of year                       $   11       7         20
                                                ======   =====     ======

                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



(6)  Property and Equipment

     Property and equipment by major classification is summarized as follows:

                                                            December 31,
                                                       --------------------
                                                         2000        1999
                                                       --------     -------

       Land                                            $ 1,115       1,115
       Buildings                                         3,770       3,759
       Furniture, fixtures and equipment                 3,220       3,156
       Automobiles                                         164         164
                                                       -------     -------
               Total                                     8,269       8,194
          Less accumulated depreciation                  5,040       4,614
                                                       -------     -------
               Net property and equipment              $ 3,229       3,580
                                                       =======     =======

(7)  Deposits

     Deposits summarized by interest rates are as follows:

                                                                     December 31,
                                                   -----------------------------------------------
                                                            2000                     1999
                                                   ----------------------      -------------------
                                                   Amount         Percent      Amount      Percent
                                                   ------         -------      ------      -------
     Transaction accounts (weighted average
       rate of 3.70% and 1.64%)                    $ 23,827        6.49%      $  3,959       1.11%
     Savings accounts (weighted average
       rate of 2.96% and 2.97%)                      61,695       16.79         79,952      22.38
                                                   --------     -------       --------    -------
                                                     85,522       23.28         83,911      23.49
                                                   --------     -------       --------    -------
     Certificates:
       4.01% to 5.00%                                23,511        6.40        125,022      34.99
       5.01% to 6.00%                               113,949       31.02        128,274      35.90
       6.01% to 7.00%                               144,060       39.22         16,998       4.76
       7.01% to 8.00%                                   303         .08          3,084        .86
                                                   --------     -------       --------    -------
                                                    281,823       76.72        273,378      76.51
                                                   --------     -------       --------    -------
              Total deposits                       $367,345      100.00%      $357,289     100.00%
                                                   ========     =======       ========    =======


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



     The aggregate amount of short-term certificates of deposit with a minimum denomination of $100 was approximately $45,982 and $41,501 at December 31, 2000 and 1999, respectively. Deposits in excess of $100 may or may not be federally insured depending on the form of account ownership.

     The scheduled maturities of certificates of deposit are as follows:


                                                            December 31,
                                                       ---------------------
                                                         2000        1999
                                                       --------     --------

       One year or less                                $ 194,947    181,801
       Over one through two years                         46,714     46,082
       Over two through three years                       35,479     33,188
       Over three through four years                       1,818     10,581
       Over four through five years                        2,865      1,726
                                                       ---------    -------
                                                       $ 281,823    273,378
                                                       =========    =======


     Interest expense on deposits is summarized as follows:


                                                  Year ended December 31,
                                                ---------------------------
                                                 2000      1999       1998
                                                ------    ------     ------
     Transaction accounts                      $   523        43         11
     Savings                                     2,005     2,270      2,674
     Certificates of deposit                    15,532    14,229     16,032
                                               -------    ------     ------
                                               $18,060    16,542     18,717
                                               =======    ======     ======


     Cash paid for interest on deposits and borrowings totaled $18,574, $17,032, and $19,212 for the years ended December 31, 2000, 1999, and 1998, respectively.


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


(8)  Advances from Federal Home Loan Bank

     Advances from the Federal Home Loan Bank are summarized as follows:


                                                 December 31,
                                            --------------------
                                              2000        1999
                                            --------     -------

     Advances due:
       Less than 1 year                     $ 5,000          --
       Over 1 to 2 years                         --        5,000
                                            -------      -------
                                            $ 5,000        5,000
                                            =======      =======



     The Company had approved borrowing capacity at the FHLB of $49.6 million and $51.4 million as of December 31, 2000 and 1999, respectively. Weighted average interest rates on the outstanding balances were 6.25% and 6.09% at December 31, 2000 and 1999, respectively.

     Under the terms of its floating blanket lien collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally one to four family residential mortgage loans) in the amount of at least 125% of its advances from the FHLB.

(9)  Benefit and Retirement Plans

     The Company sponsors qualified and non-qualified pension and benefit plans for employees. Presented below is information regarding the plans' benefit obligations, fair value of assets and funded status, in addition to descriptive plan information.

     (a)  Pension Plan

          Prior to December 31, 1999, the Company sponsored a qualified, noncontributory defined benefit plan (the Pension Plan) covering substantially all of its full-time employees. Benefits under the Pension Plan were based upon the employee's average compensation during the last five years of employment. Effective December 31, 1999, the Pension Plan was terminated resulting in a curtailment as defined by SFAS No. 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. All benefits under the Pension Plan were frozen effective with the termination and the Pension Plan's investments were liquidated and invested in short-term interest bearing investments. During 2000, the Company received a qualified ruling from the Internal Revenue Service and all funds were subsequently disbursed to eligible employees.

                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)




     A reconciliation of the benefit obligation and fair value of assets and the funded status of the Plan at December 31, 1999, are as follows:

     Reconciliation of benefit obligation:
       Obligation at January 1, 1999                       $  4,156
       Service cost                                             198
       Interest cost                                            306
       Benefit payments                                        (214)
       Actuarial gain                                          (586)
       Unrecognized net gain                                  1,942
       Curtailment gain                                        (800)
                                                           --------
           Obligation at December 31, 1999                 $  5,002
                                                           ========
     Reconciliation of fair value of assets:
       Fair value of plan assets at January 1, 1999        $  4,612
       Actual return on plan assets                             604
       Benefit payments                                        (214)
                                                           --------
           Fair value of plan assets at
             December 31, 1999                             $  5,002
                                                           ========


     The Plan's accumulated benefit obligation was $2,472 at December 31, 1999.

     Net periodic benefit cost for the plan was as follows for the years ended December 31, 1999 and 1998:


                                                           December 31,
                                                        ------------------
                                                         1999        1998
                                                        ------      ------

       Service cost                                    $   198        225
       Interest cost                                       306        268
       Expected return on plan assets                     (352)      (356)
       Net amortization and deferral                        25          1
                                                       -------      -----
           Net periodic benefit cost                   $   177        138
                                                       =======      =====


     The assumptions used in the measurement of the benefit obligation at December 31, 1999, are presented below:


     Discount rate                                      7.50%
     Expected return on plan assets                     7.75
     Rate of compensation increase                      5.50


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


     (b)  401(k) Plan

          The Company maintains a tax qualified profit-sharing plan with a qualified cash or deferred arrangement. All employees of the Company are eligible to participate upon completion of six months of service and attainment of age 21. The Company contributes to the plan based on a percentage of the participant's contributions. The Company contributed $58, $63, and $65 for the years ended December 31, 2000, 1999, and 1998, respectively.

     (c)  Employee Stock Ownership Plan

          In connection with the conversion (see note 2), the Company established an ESOP. The ESOP is a tax-qualified retirement plan designed to invest primarily in the Company's common stock. All employees of the Bank who have attained age 21 and completed one year of service are eligible to participate in the ESOP. The ESOP utilized funds borrowed from the Company totaling $9,124, to purchase approximately 8%, or 912,384 shares of the Company's common stock issued in the Conversion. The loan to the ESOP will be primarily repaid with contributions from the Bank to the ESOP over a period not to exceed 20 years. The Company will contribute to the ESOP sufficient amounts to cover all payments and interest as they become due. At December 31, 2000 the balance of the loan to the ESOP was $8,503. The loan has a fixed interest rate of 7.75%.

          Shares are committed to be released from the ESOP on a pro-rata basis as quarterly loan payments are made. Dividends on allocated shares may, at the direction of the Company, be credited to participants' accounts, distributed to participants or used to repay the loan from the Company. Dividends on unallocated shares may be used for debt service. Common stock held by the ESOP, which has not been committed to be released, is not considered outstanding for the purposes of calculating earnings per share.

          Compensation expense is measured based on the fair value of the Company's common stock when shares are committed to be released. Compensation expense recognized for the years ended December 31, 2000 and 1999 was $704 and $541, respectively.

          At December 31, 2000, 101,738 shares were allocated to participants.

          The fair value of unearned ESOP shares at December 31, 2000 was $13,968.

     (d)  Management Security Plan

          Prior to October 1999, the Company sponsored the Management Security Plan (MSP), a non-qualified deferred compensation arrangement for certain key management personnel. Benefits were based on years of service. During October 1999, the MSP was terminated and the present value of benefits due under the MSP were distributed to all but one participant. In conjunction with the termination, assets held by a Rabbi-Trust used to fund the MSP were liquidated resulting in a gain on securities available-for-sale of $1,020 and the Rabbi-Trust was subsequently terminated. Deferred compensation expense, including the effects of the termination during 1999 totaled $1,833, and $699 for the years ended December 31, 1999 and 1998, respectively. Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets is $971 at December 31, 2000 and 1999, related to the MSP.


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



     (e)  Supplemental Executive Retirement Plan

          The Company maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key employees. The SERP is intended to constitute an unfunded "excess benefit plan" as defined in Section 3(36) of ERISA. The SERP contains individual provisions related to the Company's defined benefit pension plan, 401(k) Plan and ESOP plan. In conjunction with the termination of the Company's Pension Plan, the pension plan element of the SERP was also eliminated. During the year ended December 31, 1999, the Company incurred no compensation expense related to the SERP. SERP expense during the years ended December 31, 2000 and 1998 totaled $182 and $6, respectively. Included in accrued expenses and other liabilities in the accompanying consolidated balance sheets is $280 and $494 at December 31, 2000 and 1999, respectively, related to the SERP.


(10) Stock Based Compensation

     In June 1999, the Company adopted the Virginia Capital Bancshares, Inc. 1999 Stock-Based Incentive Plan (the Stock Plan) for officers, directors and certain employees of the Company. This Stock Plan contains two components: (a) the issuance of up to 456,192 restricted stock awards, and
     (b) the granting of up to 1,140,480 stock options.

     (a)  Stock Awards

          On June 29, 1999, the Company's Board of Directors awarded 364,953 shares of restricted stock, of which 228,096 shares were awarded to executive officers and 136,857 shares were awarded to outside directors. The fair value of shares awarded on the date of grant was $15.31 per share. Shares vest ratably over a period of five years and restrictions were lifted on 72,997 shares effective July 1, 2000. Included in compensation and benefits expense in the consolidated statements of income are $699 and $349, respectively, related to stock awards during 2000 and 1999.

          Included in noninterest expense in the consolidated statements of income are $419 and $210, respectively, related to stock awards during 2000 and 1999.

     (b)  Stock Options

          On June 29, 1999, the Company's Board of Directors granted 570,240 options to employees and 342,146 options to directors to acquire shares of the Company's common stock. Additionally, on December 21, 1999, the Board of Directors granted 228,000 options to employees. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair value of the stock at the date of grant, $15.31 and $15.69 at June 29, 1999 and December 21, 1999, respectively. Options vest ratably over a period of five years and expire ten years following the date of grant.


                                                                (Continued)

     A summary of the status of the Company's options and changes during the years ended December 31, 2000 and 1999 follows:

                                                                     Year ended December 31,
                                                  ---------------------------------------------------------
                                                               2000                         1999
                                                  ----------------------------   ---------------------------
                                                                   Weighted                      Weighted
                                                                   average                       average
                                                    Shares      exercise price    Shares      exercise price
                                                  ---------     --------------    -------     --------------
     Outstanding at January 1                      1,140,386      $15.32                 --     $   --
     Granted                                              --          --          1,140,386       15.32
     Exercised                                            --          --                 --          --
                                                  ----------       -----         ----------      ------
     Outstanding at December 31                    1,140,386      $15.32          1,140,386      $15.32
                                                  ==========       =====         ==========      ======
     Options exercisable at December 31              228,080      $15.32                 --     $   --
                                                  ==========       =====         ==========      ======


     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires entities that follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations when accounting for stock-based compensation, to provide additional pro forma disclosures in the notes to the financial statements.

     Pro forma information regarding net income and earnings per share as required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method. Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1999 would have been as follows (no options were granted during the year ended December 31, 2000) (dollars in thousands except per share data):


     Net income - basic                                 $ 8,854
     Basic earnings per share                              0.87
     Net income - diluted                                 8,858
     Diluted earnings per share                            0.87
     Fair value of options                                 3.21


     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1999 grants: expected dividend yield of 2.58%; expected volatility of 15.71%; risk free interest rate of 5.89%; and expected life of 5 years.


                                                                   (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)

     Common stock held by stock benefit plans included in the consolidated balance sheets is comprised of the following at December 31:

                                                                      2000        1999
                                                                    --------     -------
       Unallocated ESOP shares                                      $ 8,097        8,554
       Unearned compensation related to restricted stock awards       3,913        5,030
       Common stock of the Company held by a grantor trust            1,478        1,478
                                                                    -------      -------
                 Total                                              $13,488       15,062
                                                                    =======      =======

(11) Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly discretionary-- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank's category.


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)




                                                                                                Well capitalized under
                                                                             For capital           prompt corrective
                                                        Actual            adequacy purposes         action provision
                                                  --------------------    ------------------    ------------------------
                                                   Amount      Percent     Amount    Percent     Amount        Percent
                                                  --------    ---------   --------  ---------   --------      ---------

As of December 31, 2000
  Core Capital
    (To adjusted total assets)                  $ 119,215        24.01 %   $ 19,863    4.00 %      $ 24,828        5.00 %
  Tangible Capital
    (To adjusted total assets)                    119,215        24.01        7,449    1.50          14,897        3.00
  Risk-Based Capital
    (To risk-weighted assets)                     123,024        40.60       24,244    8.00          30,305       10.00


As of December 31, 1999
  Core Capital
    (To adjusted total assets)                    146,666        28.46       20,615    4.00          25,768        5.00
  Tangible Capital
    (To adjusted total assets)                    146,666        28.46        7,730    1.50          15,461        3.00
  Risk-Based Capital
    (To risk-weighted assets)                     150,655        47.34       25,459    8.00          31,823       10.00





     On January 19, 2001, Fredericksburg Savings Bank converted from a federally-chartered capital stock savings bank to a Virginia state commercial bank, known as Fredericksburg State Bank. As a result of the charter conversion, the Virginia Bureau of Financial Institutions replaces the Office of Thrift Supervision as the Bank's primary regulator. Virginia Capital Bancshares, Inc., which previously operated as a savings and loan holding company regulated by the Office of Thrift Supervision, will now operate as a bank holding company regulated by the Federal Reserve Board.


(12) Off Balance Sheet Risks

     Financial instruments with off-balance sheet risk consist primarily of commitments to extend credit made in the normal course of the Company's business. These commitments to extend credit are not shown in the accompanying financial statements until such commitments are funded. The Company uses the same credit policies in making commitments as in funding other loans and may require collateral to secure the loan. Collateral held varies, but generally includes real estate, primarily single-family homes, and in some cases, income-producing commercial properties. At December 31, 2000, the Company had commitments to originate loans of approximately $10,892 and approximately $20,841 at December 31, 1999. Of these commitments, $8,650 and $19,522 were fixed rate loan commitments at December 31, 2000 and 1999, respectively. The fixed rate loan commitments were at interest rates ranging from 6.00% to 9.50% for 2000 and 6.25% to 9.50% for 1999. Additionally, undisbursed loan funds on real estate construction and development loans totaled $15,010 and $9,875 at December 31, 2000 and 1999, respectively.


                                                                 (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



     Standby letters of credit are conditional commitments issued by the Company. At December 31, 2000, the Bank was committed under standby letters of credit aggregating approximately $837 and at December 31, 1999 approximately $563.

     The amount of unfunded lines of credit for home equity loans was approximately $5,049 at December 31, 2000 and $3,982 at December 31, 1999.

(13) Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments.

     (a)  Cash and Cash Equivalents

          Due to the demand nature of cash and cash equivalents, fair value is estimated to be carrying amount.

     (b)  Investment Securities

          For debt securities including mortgage-backed securities, estimated fair values are based on market prices or market prices of similar instruments. Where market prices are not available, discounted cash flow techniques are utilized. Due to the restricted nature of FHLB stock, a fair value estimate is not determinable and cost is utilized.

     (c)  Loans

          Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage and consumer. The fair value of loans is then estimated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan categories.

     (d)  Deposits

          Due to their demand nature, the fair value of transaction and savings accounts is estimated to be the carrying amount. The fair value of fixed maturity certificates of deposit is estimated by discounting cash flows from expected maturities using rates currently offered for deposits of similar maturities.

     (e)  Advances

          Fair value of advances outstanding from the Federal Home Loan Bank is estimated based on the rates currently available for advances of similar maturities.


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



     (f)  Commitments to Extend Credit and Standby Letters of Credit

          The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. All commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis. The fair value of these instruments is not material.

      (g) Other Financial Assets and Liabilities

          Other financial assets and liabilities consist of interest receivable and payable, respectively, for which the carrying amount approximates fair value.


     The estimated fair values of the Company's financial instruments are as follows:



                                                                     December 31,
                                                   --------------------------------------------------
                                                            2000                     1999
                                                   ----------------------      ----------------------
                                                   Carrying     Estimated      Carrying    Estimated
                                                    amount      fair value      amount     fair value
                                                   --------     ----------     --------    ----------
     Financial assets:
       Cash and cash equivalents                    $ 10,247      10,247        18,555       18,555
       Investment securities:
         Held-to-maturity                                565         575           693          705
         Available-for-sale                           61,131      61,131        81,884       81,884
       Loans                                         444,800     441,678       422,079      413,318
       Other                                           3,429       3,429         3,418        3,418
     Financial liabilities:
       Deposits                                      369,425     369,291       360,580      359,914
       Advances from FHLB                              5,000       5,000         5,000        5,000
       Other                                              46          46            29           29


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)



(14) Income Taxes

     The components of income tax expense are summarized as follows:


                                                  Year ended December 31,
                                                ---------------------------
                                                  2000     1999       1998
                                                -------   ------      -----
     Current tax expense:
       Federal                                 $ 3,900     2,926      3,623
       State                                       606       449        557
                                               -------    ------     ------
                 Total current                   4,506     3,375      4,180
                                               -------    ------     ------
     Deferred tax expense (benefit):
       Federal                                     241     1,849     (2,748)
       State                                        28       289       (429)
                                               -------    ------     ------
                 Total deferred                    269     2,138     (3,177)
                                               -------    ------     ------
                 Total expense                 $ 4,775     5,513      1,003
                                               =======    ======     ======


     The following is a reconciliation of the differences between the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2000, 1999 and 1998.



                                                           2000       1999     1998
                                                         -------     ------   ------
     Tax at expected rates                                35.0%      35.0%      34.0%
     Increases (decreases) in taxes resulting from:
       Tax exempt interest income                         (0.4)       (.6)      (3.2)
       State income tax, net of federal tax benefit        3.2        3.5        3.5
       Other                                              (0.4)        --        7.6
                                                        ------      -----     ------
                                                          37.4%      37.9%      41.9%
                                                        =======    ======     ======


     Deferred income taxes result from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are summarized below:


                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)

                                                                     2000        1999
                                                                   --------     --------
       Deferred tax assets:
         Allowance for loan losses                                 $ 2,078       1,852
         Charitable contribution                                     1,977       2,464
         Deferred compensation                                         530         612
         Net unrealized losses on securities available-for-sale        296         848
         Other                                                         605         455
                                                                   -------     -------
                  Total deferred tax assets                          5,486       6,231
                                                                   -------     -------
       Deferred tax liabilities:
         FHLB stock dividends                                          480         480
         Depreciation                                                  271         266
         Other                                                         174         103
                                                                   -------     -------
                  Total deferred tax liabilities                       925         849
                                                                   -------     -------
                  Net deferred tax asset                           $ 4,561       5,382
                                                                   =======     =======

     The charitable contribution carryover is available to offset taxable income, subject to annual limitations, for tax years through December 31, 2003.

     The Bank, in accordance with SFAS No. 109, has not recorded a deferred tax liability at December 31, 2000 of $3,686 related to the cumulative special bad debt deduction for savings and loan associations recognized for income tax reporting prior to December 31, 1988, the Company's base year.

     The Company has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize all of its deferred income tax assets. Management believes, based on the Company's history of generating significant earnings and expectations of future earnings, it is more likely than not that all recorded deferred income tax assets will be realized.

     Cash paid for taxes totaled $4,200, $5,320, and $4,232 for the years ended December 31, 2000, 1999, and 1998, respectively.


(15) Parent-Only Financial Information

     The earnings of Fredericksburg Savings Bank are recognized by Virginia Capital Bancshares, Inc. using the equity method of accounting. Accordingly, undistributed earnings are recorded as increases in the Company's investment. The following are the condensed financial statements of the Parent Company as of December 31, 2000 and 1999, and for the years then ended.



                                                                (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


                                                                                  2000               1999
                                                                             --------------      ------------
                      Condensed Balance Sheets
     Assets
     Cash and cash equivalents                                               $          527              5,322
     Investment securities available-for-sale                                        33,325             17,807
     Investment in subsidiary                                                       118,886            145,433
     Deferred tax asset                                                               2,053              2,542
     Other                                                                              947              2,062
                                                                             --------------     --------------
               Total assets                                                  $      155,738            173,166
                                                                             ==============     ==============

     Accrued expenses and other liabilities                                  $          244                 72
     Stockholders' equity                                                           155,494            173,094
                                                                             --------------     --------------
               Total liabilities and stockholders' equity                    $      155,738            173,166
                                                                             ==============     ==============

                                                                                   2000                1999
                                                                             --------------     --------------

                        Condensed Statements of Income
     Interest income                                                         $          955              1,721

     Expenses:
       Interest expense                                                                 196                 --
       Other noninterest expense                                                        603                577
                                                                             --------------     --------------
               Total expenses                                                           799                577
                                                                             --------------     --------------
               Income before income taxes and undistributed
                  earnings of subsidiary Bank                                           156              1,144

     Income tax expense                                                                  16                770
                                                                             --------------     --------------
               Income before undistributed earnings of
                  subsidiary Bank                                                       140                374

     Undistributed earnings of subsidiary Bank                                        7,838              8,666
                                                                             --------------     --------------
               Net income                                                    $        7,978              9,040
                                                                             ==============     ==============


                                                                     (Continued)

               VIRGINIA CAPITAL BANCSHARES, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)

                                                                               2000                1999
                                                                           ------------        ------------
                        Condensed Statements of Cash Flows
Operating activities:
 Net income                                                                $      7,978               9,040
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in undistributed earnings of subsidiary Bank                          (7,838)             (8,666)
    Deferred taxes                                                                  489                 678
    (Increase) decrease in other assets, net                                      3,204                (157)
    Increase (decrease) in other liabilities                                        172                (198)
                                                                           ------------        ------------
      Net cash provided by operating activities                                   4,005                 697
                                                                           ------------        ------------

Investing activities:
 Loan to ESOP, net of payments                                                      216                 200
 Proceeds from sale of securities available-for-sale                              3,987                  --
 Proceeds from redemption of securities available-for-sale                        5,000                  --
 Purchase of securities available-for-sale                                           --             (18,037)
                                                                           ------------        ------------
     Net cash provided by (used in) investing activities                          9,203             (17,837)
                                                                           ------------        ------------

Financing activities:
 Cash dividends received                                                         10,300                  --
 Cash dividends paid                                                             (4,857)             (4,126)
 Stock repurchases                                                              (23,446)             (8,929)
 Shares acquired for stock benefit plans                                             --              (7,396)
                                                                           ------------        ------------
     Net cash used in financing activities                                      (18,003)            (20,451)
                                                                           ------------        ------------

     Net decrease in cash and cash equivalents                                   (4,795)            (37,591)

Cash and cash equivalents, beginning of year                                      5,322              42,913
                                                                           ------------        ------------
Cash and cash equivalents, end of year                                     $        527               5,322
                                                                           ============        ============


                                                                   (Continued)

CONFORMED
                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fredericksburg, Commonwealth of Virginia, on March 27, 2001.

VIRGINIA CAPITAL BANCSHARES, INC.


By:  /s/ Samuel C. Harding, Jr.
     --------------------------
     Samuel C. Harding, Jr.
     President and Director

     Pursuant to the requirements of the Section 13 of Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

   Name                                            Title                                   Date
   ----                                            -----                                   ----
/s/ Samuel C. Harding, Jr.                         President and Director                   March 27, 2001
---------------------------------------            (principal executive officer)
Samuel C. Harding, Jr.


/s/ Peggy J. Newman                                Executive Vice President, Treasurer,     March 27, 2001
---------------------------------------            Secretary and Director
Peggy J. Newman                                    (principal accounting
                                                   and financial officer)

/s/ H. Smith McKann                                Chairman of the Board                    March 27, 2001
---------------------------------------
H. Smith McKann

/s/ Ronald G. Beck                                 Vice Chairman of the Board               March 27, 2001
---------------------------------------
Ronald G. Beck

/s/ William M. Anderson, Jr.                       Director                                 March 27, 2001
---------------------------------------
William M. Anderson, Jr.

/s/ O'Conor G. Ashby                               Director                                 March 27, 2001
---------------------------------------
O'Conor G. Ashby

/s/ Ernest N. Donahoe, Jr.                         Director                                 March 27, 2001
---------------------------------------
Ernest N. Donahoe, Jr.

/s/ DuVal Q. Hicks, Jr.                            Director                                 March 27, 2001
---------------------------------------
DuVal Q. Hicks, Jr.

/s/ Charles S. Rowe                                Director                                  March 27, 2001
---------------------------------------
Charles S. Rowe