Form 10-Q
period 2001-03-31
VIRGINIA CAPITAL BANCSHARES INC
filed 2001-05-15
CIK 1069669

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                                   or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,289,280 shares of common stock, par value $0.01 per share, were outstanding as of May 7, 2001.
================================================================================

                        Virginia Capital Bancshares, Inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2001

                                      INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2001 and December 31, 2000 (unaudited)...................   3

     Consolidated Statements of Income - For the Three
     Months Ended March 31, 2001 and 2000 (unaudited)...................   4

     Consolidated Statements of Changes in Stockholders' Equity -
     For the Three Months Ended March 31, 2001 and 2000 (unaudited).....   5

     Consolidated Statements of Cash Flows - For the
     Three Months Ended March 31, 2001 and 2000 (unaudited).............   6

     Notes to Unaudited Consolidated Financial Statements...............   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  14

PART II: OTHER INFORMATION..............................................  15

Item 1.  Legal Proceedings..............................................  15
Item 2.  Changes in Securities and Use of Proceeds......................  15
Item 3.  Defaults Upon Senior Securities................................  15
Item 4.  Submission of Matters to a Vote of Security Holders............  15
Item 5.  Other Information..............................................  15
Item 6.  Exhibits and Reports on Form 8-K...............................  15

SIGNATURES..............................................................  17

PART I.  FINANCIAL INFORMATION

                        VIRGINIA CAPITAL BANCSHARES, INC.
                     Consolidated Balance Sheets (Unaudited)
                             (Dollars in Thousands)

                                                                         March 31,         December 31,
                                                                           2001                2000
                                                                         --------            --------
Assets
Cash and cash equivalents (includes interest-bearing
   deposits of $23,178 in 2001; $8,842 in 2000)                          $ 24,713           $ 10,247
Investment securities
   Held-to-maturity (fair value $516 in 2001; $575 in 2000)                   508                565
   Available-for-sale (cost $53,349 in 2001; $61,910 in 2000)              53,388             61,131
Federal Home Loan Bank stock, restricted, at cost                           3,773              3,685
Loans receivable, net                                                     448,030            444,800
Accrued interest receivable                                                 3,229              3,429
Real estate acquired through foreclosure, net                                 498                627
Property and equipment, net                                                 3,144              3,229
Other assets                                                                4,421              4,962
                                                                         ---------------------------
               Total assets                                              $541,704           $532,675
                                                                         ===========================

      Liabilities and Stockholders' Equity
Liabilities
Deposits                                                                 $370,337           $367,345
Official bank checks                                                        3,359              2,080
Advances from Federal Home Loan Bank                                        5,000              5,000
Advances from borrowers for taxes and insurance                             2,575                945
Accrued expenses and other liabilities                                      3,141              1,811
                                                                         ---------------------------
               Total liabilities                                          384,412            377,181
                                                                         ---------------------------

Stockholders' Equity
Preferred stock, 5,000,000 shares authorized, none issued                       -                  -
Common stock, $.01 par value, 75,000,000 shares authorized,
   issued and outstanding 9,289,280 at March 31, 2001 and
   9,289,280 at December 31, 2000                                              93                 93
Additional paid-in capital                                                 80,139             80,045
Common stock held by stock benefit plans                                  (13,095)           (13,488)
Retained earnings, substantially restricted                                90,131             89,327
Accumulated other comprehensive income (loss)                                  24               (483)
                                                                         ---------------------------
               Total stockholders' equity                                 157,292            155,494
                                                                         ---------------------------

               Total liabilities and stockholders' equity                $541,704           $532,675
                                                                         ===========================

See accompanying notes to consolidated financial statements.

                        VIRGINIA CAPITAL BANCSHARES, INC.
                  Consolidated Statements of Income (Unaudited)
                             (Dollars in Thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                      2001             2000
                                                                                ----------------------------
Interest income
Interest and fees on loans                                                           $8,862           $8,233
Interest on investment securities                                                     1,089            1,389
                                                                                ----------------------------
Total interest income                                                                 9,951            9,622
                                                                                ----------------------------

Interest expense
Deposits                                                                              4,850            4,171
Advances and other borrowings                                                            77               78
                                                                                ----------------------------
Total interest expense                                                                4,927            4,249
                                                                                ----------------------------

Net interest income before provision for loan losses                                  5,024            5,373

Provision for loan losses                                                                20               25
                                                                                ----------------------------
Net interest income after provision for loan losses                                   5,004            5,348
                                                                                ----------------------------

Noninterest income
Fees and service charges                                                                 93               81
Securities losses                                                                         -              (21)
Other                                                                                     6                6
                                                                                ----------------------------
Total noninterest income                                                                 99               66
                                                                                ----------------------------

Noninterest expense
Compensation and benefits                                                             1,109            1,030
Occupancy and equipment                                                                 177              215
Franchise tax                                                                           280                -
Other                                                                                   849              826
                                                                                ----------------------------
Total noninterest expense                                                             2,415            2,071
                                                                                ----------------------------

Income before income taxes                                                            2,688            3,343

Income taxes                                                                            961            1,263
                                                                                ----------------------------
Net Income                                                                           $1,727           $2,080
                                                                                ============================

Net income per share
Basic                                                                                $  .21           $  .22
Diluted                                                                              $  .20           $  .22


See accompanying notes to consolidated financial statements.

                        VIRGINIA CAPITAL BANCSHARES, INC.
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                             (Dollars in Thousands)

                                                                     Common         Retained       Accumulated
                                                      Additional      Stock        Earnings,          Other           Total
                                Preferred   Common     Paid-in       Held by     Substantially    Comprehensive   Stockholders'
                                  Stock      Stock     Capital    Benefit Plans    Restricted     Income (Loss)       Equity
                                ---------  ---------  ----------  -------------  --------------  ---------------  --------------
Balance, December 31, 2000        $   -      $ 93      $80,045      $(13,488)       $89,327         $  (483)        $155,494

Comprehensive income:
     Net income                       -         -            -             -          1,727               -            1,727
     Change in net unrealized
     gain (loss) on securities
     available-for-sale               -         -            -             -              -             507              507
                                                                                                                    --------
Comprehensive income                                                                                                   2,234
Cash dividends declared ($0.11
     per share)                       -         -            -             -           (923)              -             (923)
ESOP shares committed to
     be released                      -         -           94           114              -               -              208
Amortization of restricted
     stock awards                     -         -            -           279              -               -              279
                                ---------------------------------------------------------------------------------------------
Balance, March 31, 2001           $   -      $ 93     $ 80,139      $(13,095)       $90,131         $    24         $157,292
                                =============================================================================================

Balance, December 31, 1999        $   -      $108     $103,226      $(15,062)       $86,206         $(1,384)        $173,094

Comprehensive income:
     Net income                       -         -            -             -          2,080               -            2,080
     Change in net unrealized
     gain (loss) on securities
     available-for-sale               -         -            -             -              -            (101)            (101)
                                                                                                                    --------
Comprehensive income                                                                                                   1,979
Cash dividends declared ($0.21
     per share)                       -         -            -             -         (2,011)              -           (2,011)
ESOP shares committed to
     be released                      -         -           53           114              -               -              167
Amortization of restricted
     stock awards                     -         -            -           279              -               -              279
Stock repurchases                     -        (5)      (8,020)            -              -               -           (8,025)

                                ---------------------------------------------------------------------------------------------
Balance, March 31, 2000           $   -      $103     $ 95,259      $(14,669)       $86,275         $(1,485)        $165,483
                                =============================================================================================

See accompanying notes to consolidated financial statements

                        VIRGINIA CAPITAL BANCSHARES, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                                       For the Three Months
                                                                                         Ended March, 31
                                                                                      ------------------------
                                                                                        2001           2000
                                                                                      ------------------------
Cash flows from operating activities:
         Net income                                                                   $ 1,727         $2,080
         Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation                                                                  85            110
             Provision for loan losses                                                     20             25
             Provision for loss on real estate owned                                       10              5
             Net realized losses on investment securities                                   -             21
             ESOP shares committed to be released                                         208            167
             Amortization of restricted stock awards                                      279            279
             Premium/discount on investment securities                                     74             98
             Deferred loan fees and costs, net                                             18             54
             (Increase) decrease in accrued interest receivable                           200            (37)
             Decrease in other assets                                                     180          1,113
             Increase in advances by borrowers for taxes and insurance                  1,630          1,583
             Increase in other liabilities                                              1,330          1,000
                                                                                    ----------------------------
                 Net cash provided by operating activities                              5,761          6,498
                                                                                    ----------------------------

Cash flows from investing activities:
             Proceeds from sale of securities available-for-sale                           -           4,978
             Proceeds from redemption of securities available-for-sale                  8,500            500
             Purchase of FHLB stock                                                       (88)           (72)
             Principal payments on mortgaged-backed securities held-to-maturity            68             64
             Loan originations and principal payments, net                             (3,268)        (9,468)
             Purchases of property and equipment                                           -             (64)
             Proceeds from sale of real estate acquired through foreclosure               145            177
                                                                                    ----------------------------
                 Net cash provided by (used in) investing activities                    5,357         (3,885)
                                                                                    ----------------------------

Cash flows from financing activities:
             Net decrease in savings and transaction accounts                            (272)        (2,020)
             Net increase in certificates of deposit                                    3,264          2,136
             Net increase in official bank checks                                       1,279            351
             Cash dividends paid                                                         (923)        (2,011)
             Stock repurchases                                                             -          (8,025)
                                                                                    ----------------------------
                 Net cash provided by (used in) financing activities                    3,348         (9,569)
                                                                                    ----------------------------

Net increase (decrease) in cash and cash equivalents                                   14,466         (6,956)

Cash and cash equivalents at beginning of period                                       10,247         18,555
                                                                                    ----------------------------

Cash and cash equivalents at end of period                                            $24,713        $11,599
                                                                                    ============================

See accompanying notes to consolidated financial statements.

                        VIRGINIA CAPITAL BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1. The consolidated financial statements include the accounts of Virginia Capital Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Fredericksburg State Bank (the "Bank"). All material intercompany transactions and accounts have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations for each of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be expected for all of 2001.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2000.

2. The following is a reconciliation of the denominators of the basic and diluted earnings per share computations.

Basic Earnings Per Share:                           Three Months Ended     Three Months Ended
                                                      March 31, 2001          March 31, 2000
                                                    -----------------------------------------
Net income                                              $     1,727            $     2,080
Dividends on unvested restricted stock awards                   (32)                   (77)
                                                    -----------------------------------------
Net income - basic                                      $     1,695            $     2,003
                                                    =========================================

Weighted average shares outstanding                       9,289,280             10,560,690
Less:  Unallocated/unearned shares held by
       stock benefit plans                               (1,189,007)            (1,307,625)
                                                    -----------------------------------------

Weighted average shares outstanding - basic               8,100,273              9,253,065
                                                    =========================================

Earnings per share - basic                              $       .21            $       .22
                                                    =========================================

Diluted Earnings Per Share:                           Three Months Ended     Three Months Ended
                                                        March 31, 2001         March 31, 2000
                                                      -----------------------------------------
Net income                                                $    1,727             $    2,080
Dividends on unvested restricted stock awards, net               (19)                   (77)
                                                      -----------------------------------------
Net income - diluted                                      $    1,708             $    2,003
                                                      =========================================

Weighted average shares outstanding-basic                  8,100,273              9,253,065

Add effect of dilutive instruments:
  Restricted stock awards                                    122,521                      -
  Stock options                                              125,229                      -
                                                      =========================================

Weighted average shares outstanding-diluted                8,348,023              9,253,065
                                                      =========================================

Earnings per share - diluted                              $      .20             $      .22
                                                      =========================================

                        PART I:  FINANCIAL INFORMATION
                       VIRGINIA CAPITAL BANCSHARES, INC.
                                MARCH 31, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements which are based on certain assumptions and which describe future plans, strategies and expectations of Virginia Capital Bancshares, Inc. (the "Company"). These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     The Company is the holding company for Fredericksburg State Bank ("the Bank"). On January 19, 2001, Fredericksburg State Bank was converted from a federally chartered savings bank (known as Fredericksburg Savings Bank) to a Virginia state commercial bank. The Company is headquartered in Fredericksburg, Virginia and its principal business currently consists of the operations of the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses and fees and other service charges. The Bank's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, the cost of foreclosed real estate operations, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

     On January 23, 2001, the Company and BB&T Corporation ("BB&T") entered into an Agreement and Plan of Reorganization pursuant to which the Company will merge with and into BB&T. The merger, which is subject to the approval of Virginia Capital shareholders and banking regulators, is expected to be completed in the second quarter of 2001. BB&T received the approval of the Federal Reserve Board on April 5, 2001 and the Virginia Bureau of Financial Institutions on March 27, 2001.

     In connection with the Agreement and Plan of Reorganization, the Company granted to BB&T a stock option pursuant to a Stock Option Agreement, dated as of January 23, 2001, which, under certain defined circumstances, would enable BB&T to purchase 1,848,560 shares of Virginia Capital common stock, subject to adjustment, at a price of $15.00 per share.


Comparison of Financial Condition at March 31, 2001 and December 31, 2000

     The Company's assets totalled $541.7 million at March 31, 2001, an increase of $9.0 million, or 1.7% from total assets of $532.7 million at December 31, 2000. Dividends of $.11 per share were paid totalling $923,000 during the first three months of 2001. Stockholders' equity increased to $157.3 million, or 29.04% of total assets, compared to $155.5 million, or 29.2% of total assets, at December 31, 2000. Deposits increased $3.0 million from $367.3 million at December 31, 2000 to $370.3 million at March 31, 2001.

     Loans. Net loans receivable increased $3.2 million to $448.0 million at March 31, 2001 from $444.8 million at December 31, 2000. One-to-four family mortgage loans increased $139,000 to $378.7 million at March 31, 2001 from $378.6 million at December 31, 2000. Construction loans increased $2.5 million to $21.7 million at March 31, 2001 from $19.2 million at December 31, 2000.

     Allowance for Loan Losses.   The allowance for loan losses remained
constant at $5.7 million at March 31, 2001 and December 31, 2000. The unchanged allowance during this period reflects the stability in non-performing assets and net charged off loans, as well as management's belief that there is economic stability in the Bank's market area. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on non-performing and delinquent loans that management believes warrant special attention. At March 31, 2001, the allowance for loan losses provided coverage of 490.43% of total nonperforming loans of $1.2 million compared to 483.46% of total nonperforming loans of $1.2 million at December 31, 2000. The ratio of allowance for loan losses to net loans receivable was 1.25% at March 31, 2001 and 1.26% at December 31, 2000.

     Investment Securities. Investment securities classified as available-for-sale totalled $53.4 million at March 31, 2001, a net decrease of $7.7 million from $61.1 million at December 31, 2000. The decrease in investment securities classified as available-for-sale is primarily a result of maturities. The following tables set forth certain information regarding the amortized cost and fair value of the Company's available-for-sale securities at March 31, 2001.

                                                  Amortized       Estimated
                                                     Cost         Fair Value
                                              --------------------------------
U.S. Treasury and agency obligations               $16,647         $16,809
Corporate Securities                                29,320          29,584
State and local municipal bonds                      3,380           3,409
Mutual fund                                          1,502           1,463
Dual index consolidated bonds                        2,500           2,123
                                              --------------------------------
                                                   $53,349         $53,388
                                              ================================


Maturities of available-for-sale securities at March 31, 2001 are as follows:

                                                  Amortized       Estimated
                                                     Cost         Fair Value
                                              --------------------------------
Mutual fund                                        $ 1,502          $ 1,463
Due in one year or less                             19,517           19,630
Due after one year through five years               32,330           32,295
                                              --------------------------------
                                                   $53,349          $53,388
                                              ================================

     Deposits. Total deposits increased $3.0 million from $367.3 million at December 31, 2000 to $370.3 million at March 31, 2001. Transaction accounts increased $1.7 million from $23.8 million at December 31, 2000 to $25.5 million at March 31, 2001. Savings accounts decreased $2.0 million from $61.7 million at December 31, 2000 to $59.7 million at March 31, 2001. Certificates of deposit increased $3.3 million from $281.8 million at December 31, 2000 to $285.1 million at March 31, 2001.

Comparison of Operating Results for the Three Months Ended March 31, 2001
and 2000

     General.   Net income for the three months ended March 31, 2001 decreased
$353,000 to $1.7 million compared to net income of $2.1 million for the three months ended March 31, 2000. The decrease in net income during the three-month period ended March 31, 2001 resulted primarily from a $349,000 decrease in net interest income and a $344,000 increase in non-interest expenses partially offset by a decrease in income taxes of $302,000. The decrease in income taxes resulted from reduced taxable income and the Bank's conversion from a federally chartered savings bank to a Virginia state commercial bank. As a Virginia state commercial bank, the Bank is not subject to Virginia income taxes.

     Interest Income.   Interest income for the three months ended March 31,
2001 increased $329,000 to $10.0 million, from $9.6 million for the comparable period in 2000. Interest on mortgage loans, the largest component of interest income, increased $561,000 from $8.0 million for the three months ended
March 31, 2000 to $8.6 million for the three months ended March 31, 2001. The increase in interest on mortgage loans was the result of an increase in the average balance of mortgage loans to $438.6 million compared to $422.0 million in the prior year's first quarter, and, an increase of 22 basis points in the yield on the average balance of mortgage loans from 7.58% to 7.80%. The increase in interest on mortgage loans was offset by a decrease in interest on overnight and short-term deposits and investment securities of $300,000. The $300,000 decrease was primarily the result of a decrease in the average balance of overnight and short-term deposits and investment securities from $96.3 million for the three month period ended
March 31, 2000 to $76.7 million for the three month period ended March 31, 2001.

     Interest Expense. Interest expense was $4.9 million for the three months ended March 31, 2001, an increase of $678,000 from $4.2 million for the three months ended March 31, 2000. This increase is primarily attributable to a $10.9 million increase in average deposits from $356.3 million for the first quarter of 2000 to $367.2 million for the first quarter of 2001, and, an increase of 60 basis points in the rates paid on these deposits from 4.68% to 5.28%.

     Provision for Loan Losses.   The provision for loan losses for the three
months ended March 31, 2001 was $20,000, a decrease of $5,000 from $25,000 for the three months ended March 31, 2000. Net charge-offs decreased from $19,000 for the three months ended March 31, 2000 to $2,000 for the three months ended March 31, 2001. The static quality of the loan portfolio and constant level of non-accruals mitigated the need for additional provisions for loan losses.

A summary of activity in the allowance for loan losses follows:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2001           2000
                                                 ------------------------
     Balance at beginning of period                $5,671         $5,689
     Provision for loan losses                         20             25

       Loans charged off:
         Mortgage loans                                 -              5
         Consumer loans                                 2             14
                                                 ------------------------
             Total charge-offs                          2             19
       Recoveries                                       -              -
                                                 ------------------------

     Balance at end of period                      $5,689         $5,695
                                                 ========================

     Noninterest Expense. Total noninterest expense increased $344,000 to $2.4 million for the three months ended March 31, 2001, compared to $2.1 million for the three months ended March 31, 2000. The increase in noninterest expense is primarily due to $280,000 of Virginia state franchise tax expense incurred in the first quarter of 2001. The franchise tax expense resulted from the Bank's conversion from a federally chartered savings bank to a Virginia state commercial bank. As a federally chartered savings bank, the Bank incurred no Virginia state franchise tax expense for 2000. Other noninterest expense of $849,000 includes $230,000 of nonrecurring expenses related to the pending merger with BB&T. The Company's efficiency ratio increased to 47.14% for the three months ended March 31, 2001 compared to 38.07% for the three months ended March 31, 2000, primarily as a result of the franchise tax expense and nonrecurring merger-related expenses.

Other key performance ratios are as follows:

                                                    At or For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2001             2000
                                                   ----------------------------
     Return on average assets                          1.29%            1.54%
     Return on average equity                          4.42%            4.91%
     Net interest margin                               3.80%            4.06%
     Total noninterest expense to average assets       1.80%            1.54%
     Efficiency ratio                                 47.14%           38.07%


Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. At March 31, 2001, the Bank's liquidity ratio was 10.72%. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Company's most liquid assets are cash and cash equivalents and securities available-for-sale. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001, the Company's cash and cash equivalents and securities available-for-sale totalled $78.1 million, or 14.42% of the Company's total assets.

     The Company, through the Bank, has other sources of liquidity if a need for additional funds arises. At March 31, 2001, the Bank had $5.0 million in advances outstanding from the FHLB and, had an additional overall borrowing capacity from the FHLB of $50.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may utilize FHLB borrowings to fund asset growth.

     At March 31, 2001, the Bank had commitments to fund loans and unused outstanding lines of credit, unused standby letters of credit and undisbursed proceeds of construction mortgages totaling $38.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2001, totalled $200.8 million. Based upon experience, management believes the majority of maturing certificates of deposit will remain with the Bank. In addition, management of the Bank believes that it can adjust the rates offered on certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Bank, the Bank would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

     The Company, as a bank holding company, and the Bank, are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal regulatory pronouncements.

     Tier 1 capital (total shareholders' equity excluding unrealized gains or losses on debt securities available for sale, net of tax effect, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (Tier 1 capital, plus a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with at least one half of the minimum consisting of Tier 1 capital.

     In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% for holding companies with the highest supervisory rating and at least 4% for all others.

     The Company's capital adequacy ratios for the quarter ending March 31, 2001 follow:

Risk-based capital ratios:
          Tier 1 capital               29.36%
          Total capital                46.89%
          Tier 1 leverage ratio        48.14%


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 2000 in the Company's Annual Report on Form 10-K.

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

     None.

ITEM 5.   OTHER INFORMATION.
          -----------------

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .
          ---------------------------------

     (a)  Exhibits

 2.1 Agreement and Plan of Reorganization between Virginia Capital Bancshares, Inc. and BB&T Corporation (1)
 3.1 Amended and Restated Articles of Incorporation of Virginia Capital Bancshares, Inc. (2)
 3.2   Amended and Restated Bylaws of Virginia Capital Bancshares, Inc. (2)
 4.1   Draft Stock Certificate of Virginia Capital Bancshares, Inc. (3)
10.10 Stock Option Agreement between Virginia Capital Bancshares, Inc. and BB&T Corporation (1)
____________________
(1) Incorporated herein by reference into this document from the Form 8-K filed January 26, 2001.

(2) Incorporated herein by reference into this document from Exhibits to the Company's 10-Q filed on November 15, 1999.

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


                              VIRGINIA CAPITAL BANCSHARES, INC.


Dated: May 14, 2001           By:   /s/ Samuel C. Harding, Jr.
                                    -----------------------------------
                                    Samuel C. Harding, Jr.
                                    President
                                    (principal executive officer)

Dated: May 14, 2001           By:   /s/ Peggy J. Newman
                                    -----------------------------------
                                    Peggy J. Newman
                                    Executive Vice President, Treasurer
                                      and Secretary
                                    (principal financial and accounting officer)